Form 10-Q
period 1998-09-30
SOUND FEDERAL BANCORP
filed 1998-11-12
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             _________________

                                 FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                               OR

         [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                      Commission file number 000-24811

                           SOUND FEDERAL BANCORP
           (Exact name of registrant as specified in its charter)

          Federal                                                13-4029393
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

              300 Mamaroneck Ave., Mamaroneck, New York 10543
                  (Address of principal executive offices)
                                 (Zip Code)

                               (914) 698-6400
          (Registrant's telephone number including area code)

                                          N/A
           (Former name, former address and former fiscal year,
                       if changed from last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes           No  X    .
                                                    ----         ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Class                                    Outstanding at
                  -----                                   November 6, 1998
                                                          ----------------
               Common Stock,                                  5,212,218

              par value, $0.10

                                 TABLE OF CONTENTS


                            PART I   FINANCIAL INFORMATION
                            ------------------------------

Item 1.   Financial Statements (unaudited)

     Balance Sheets at September 30, 1998
     and March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .1

     Statements of Income for the Quarter and Six months
     ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . .2

     Statements of Cash Flows for the Six months
     ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . .3

     Notes to Unaudited Financial Statements . . . . . . . . . . . . . . .4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .  . . .  6

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk . .. . . . . . . . . . . . . . . . . . . . . 13


                        PART II   OTHER INFORMATION
                        ---------------------------

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . 14

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . . . 14

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . 14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 14

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 1.  Financial Statements

Sound Federal Savings and Loan Association

BALANCE SHEETS
(Unaudited)                                                 September 30,              March 31,
(In thousands)                                                 1998                      1998
                                                            ------------               ---------
Assets
Cash and due from banks                                           $8,323                  $5,711
Federal funds sold                                                53,800                  36,400
Certificates of deposit                                           10,990                  11,483
Securities:
  Held-to-maturity, at amortized cost (fair value of $59,553
  and $65,091 at September 30 and March 31, 1998, respectively)   61,619                  64,898
  Available-for-sale, at fair value                                2,990                   2,994
                                                                  ------                  ------
      Total securities                                            64,609                  67,892
                                                                  ------                  ------


 Loans, net:
  Mortgage loans                                                 137,090                 127,515
  Consumer loans                                                   1,141                   2,027
  Allowance for loan losses (Note 3) .                           (1,062)                   (984)
                                                                 -------                 -------
     Total loans, net                                            137,169                 128,558
                                                                 -------                 -------

 Accrued interest receivable                                       1,254                     888
 Federal Home Loan Bank stock                                      1,745                   1,745
 Premises and equipment, net                                       1,658                   1,552
 Other assets                                                      1,401                     520
                                                                --------                --------
     Total assets.                                              $280,949                $254,749
                                                                ========                ========
Liabilities and Equity
  Liabilities:
   Deposits                                                     $229,146                $219,913
    Stock subscription proceeds                                   16,824                       -
    Mortgage escrow deposits                                       1,147                   2,364
    Other liabilities                                                525                     571
                                                                --------                --------
       Total liabilities                                         247,642                 222,848
                                                                --------                --------
Equity:
    Retained earnings                                             33,317                  31,905
    Net unrealized loss on securities available-for-sale            (10)                     (4)
                                                                --------                --------
     Total equity                                                 33,307                  31,901
                                                                --------                --------
     Total liabilities and equity                               $280,949                $254,749
                                                                ========                ========


See accompanying notes to the unaudited financial statements.

Sound Federal Savings and Loan Association

STATEMENTS OF INCOME
(Unaudited)
(In thousands)
                                                              For the Quarter Ended    For the Six Months Ended
                                                                   September 30,              September 30,
                                                              ---------------------    ------------------------
                                                               1998           1997        1998            1997
Interest and Dividend Income                                   ----           ----        ----            ----
 Loans                                                       $2,736         $2,617     $ 5,472           $5,16
 Securities                                                   1,041          1,084       2,138           2,182
 Federal funds sold and certificates of deposit                 739            706       1,411           1,372
 Other earning assets                                            52             39          91              73
                                                             ------          -----     -------           ------
 Total interest and dividend income                           4,568          4,446       9,112           8,792
                                                             ------          -----     -------           ------

Interest Expense
 Deposits                                                     2,315          2,188       4,561           4,303
  Other interest-bearing liabilities                             37             11          47              21
                                                              -----          -----       -----           -----
 Total interest expense                                       2,352          2,199       4,608           4,324
                                                              -----          -----       -----           -----

 Net interest income                                          2,216          2,247       4,504           4,468
 Provision for loan losses                                       70             39         151              76
                                                              -----          -----       -----           -----
 Net interest income after provision for loan losses          2,146          2,208       4,353           4,392
                                                              -----          -----       -----           -----

Non-Interest Income
  Service charges and fees                                       39             43          89              99
                                                              -----          -----       -----           -----

Non-Interest Expense
 Compensation and benefits                                      738            532       1,280           1,044
 Occupancy and equipment                                         91             95         148             197
 Federal deposit insurance costs                                 34             33          67              67
 Data processing service fees                                    63             55         120             109
 Advertising and promotion                                       30             52          68              83
 Other                                                          177            231         444             431
                                                              -----          -----       -----           -----
 Total non-interest expense                                   1,133            998       2,127           1,931
                                                              -----          -----       -----           -----

 Income before income tax expense                             1,052          1,253       2,315           2,560
 Income tax expense                                             386            522         903           1,067
                                                              -----          -----       -----           -----
 Net income                                                    $666           $731      $1,412          $1,493
                                                               =====          =====      =====           =====

See accompanying notes to the unaudited financial statements.

Sound Federal Savings and Loan Association

STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

                                                                      For the Six Months Ended
                                                                            September 30,
                                                                      ------------------------
                                                                         1998          1997
OPERATING ACTIVITIES                                                  ----------    ----------
  Net income                                                              $1,412        $1,493
  Adjustments to reconcile net income to net
      cash provided by operating activities:
  Provision for loan losses.                                                 151            76
  Depreciation expense                                                        74            56
  Amortization of deferred fees, premiums and discounts, net                  44         (100)
  Deferred income tax (benefit) expense                                    (140)             2
  Other adjustments, net                                                   (627)         (118)
                                                                          ------        ------
    Net cash provided by operating activities                                914         1,409
                                                                          ------        ------

INVESTING ACTIVITIES
  Purchases of securities:
   Held-to-maturity                                                      (8,976)        (6,436)
   Available-for-sale                                                          -        (1,000)
 Proceed from principal payments, maturities and calls of
     securities held-to-maturity                                          11,967          6,281
  Disbursements for loan originations                                   (22,863)       (13,718)
  Principal collection on loans                                           13,817         10,178
  Net decrease (increase) in certificates of deposit                         493          (486)
  Purchases of premises and equipment                                      (180)           (54)
                                                                         -------        -------
    Net cash used in investing activities                                (5,742)        (5,235)
                                                                         -------        -------

FINANCING ACTIVITIES
  Net increase in deposits                                                 9,233          2,079
  Net decrease in mortgage escrow deposits                               (1,217)        (1,249)
 Proceeds from stock subscriptions                                        16,824              -
                                                                         -------        -------
        Net cash provided by financing activities                         24,840            830
                                                                         -------        -------

  Increase (decrease) in cash and cash equivalents                        20,012        (2,996)
  Cash and cash equivalents at beginning of period                        42,111         39,552
                                                                         -------        -------
  Cash and cash equivalents at end of period                             $62,123        $36,556
                                                                         =======        =======

SUPPLEMENTAL INFORMATION
  Interest paid                                                           $4,578         $4,328
  Income taxes paid                                                          990          1,084
  Loans transferred to real estate owned                                     357              -
                                                                         =======        =======

See accompanying notes to the unaudited financial statements.

Sound Federal Savings and Loan Association

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     Basis of Presentation

     On October 8 1998, Sound Federal Bancorp (the "Company") completed the ssuance of 5,212,218 shares of common stock in connection with a Plan of Reorganization ("the "Reorganization"). As part of the Reorganization, Sound Federal Savings and Loan Association (the "Bank") converted from a federally chartered mutual savings association to a federally chartered stock savings association and became a wholly- owned subsidiary of the Company. The Company became the majority-owned subsidiary of Sound Federal, MHC (the "Mutual Holding Company" or "MHC"), a federal mutual holding company.

     The Mutual Holding Company owns 53.92% or 2,810,510 shares of the Company's outstanding common stock. The remaining 46.08% (or 2,401,708 shares) of the common stock is owned by the minority stockholders (the "Minority Stockholders") and the Sound Federal Savings and Loan Association
Charitable Foundation (the "Charitable Foundation").   The Company contributed
1.96% or 102,200 shares of the Company's common stock issued in the Reorganization to the Charitable Foundation, which resulted in a charge to expense equal to the fair value of those shares (approximately $1.0 million before taxes) in the quarter ending December 31, 1998.

     The Bank provides banking services primarily to individuals from its main office in Mamaroneck and two full-service branches in Rye Brook and Harrison, New York.

     As a result of the completion of the Reorganization and stock offering subsequent to September 30, 1998, the financial statements presented herein are for the Bank only. The balance sheets, statements of income and statements of cash flows will, in future periods, be reported on a consolidated basis for the Company and the Bank. The financial statements included herein have been prepared by the Bank without audit. In the opinion of management, the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 1999.

     The unaudited quarterly and year-to-date financial statements presented herein should be read in conjunction with the annual audited financial statements of the Bank for the fiscal year ended March 31, 1998, included in the Company's prospectus dated August 13, 1998.


2.     Earnings Per Share

    The Company completed the Reorganization and offering in October 1998. Since the Company had no common stock outstanding during the periods reported herein, earnings per share data has not been presented.


3.     Allowance for Loan Losses

     The allowance for loan losses is increased by provisions for loan losses charged to income and decreased by charge-offs (net of recoveries). Loans are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of underlying collateral and current economic conditions. Management believes that the allowance for loan losses is adequate to absorb probable losses in the existing loan portfolio.

     Establishing the allowance for loan losses involves significant management judgements utilizing the best information available at the time of the review. Those judgements are subject to further review by various sources, including the Bank's regulators. Adjustments to the allowance may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans and other factors, certain of which are outside of management's control.

     Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                             Quarter Ended      Six months Ended     Year Ended
                                              September 30,      September 30,        March 31,
                                             --------------     ----------------     ----------
                                              1998    1997       1998      1997         1998
                                             ------  ------     -------  -------     ----------
                                                           (Dollars in thousands)
Balance at beginning of period               $1,065    $882        $984      $845          $845
Provision for loan losses                        70      39         151        76           155
LOANS CHARGED OFF
  Real estate                                  (73)    (16)        (73)      (16)          (16)
  Other loans                                     0       0           0         0             0
                                             ------  ------      ------    ------        ------
Total loans charged off                        (73)    (16)        (73)      (16)          (16)
                                             ------  ------      ------    ------        ------
RECOVERIES
  Real estate                                     0       0           0         0             0
  Other loans                                     0       0           0         0             0
                                             ------  ------      ------    ------        ------
  Total recoveries                                0       0           0         0             0
                                             ------  ------      ------    ------        ------
  Net charge-offs                              (73)    (16)        (73)      (16)          (16)
                                             ------  ------      ------    ------        ------
Balance at end of period                     $1,062    $905      $1,062      $905          $984
                                             ======  ======      ======    ======        ======
 Ratio of net charge-offs to average net
 loans outstanding (annualized)               0.22%   0.05%       0.11%     0.03%         0.01%
                                             ======  ======      ======    ======        ======

4.     Comprehensive Income

     During the quarter ended September 30, 1998, the Bank adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. In accordance with the provisions of SFAS No. 130 the Bank's total comprehensive income for the quarter and six months ended September 30,1998 totaled $663,000 and $1,406,000, respectively. For those same periods in 1997, total comprehensive income was $733,000 and $1,496,000, respectively. The difference between the Bank's net income and total comprehensive income for these periods equals the change in the net unrealized loss on securities available for sale during the applicable periods.

5.     Legal Proceedings

     The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Bank's financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Sound Federal Bancorp (the "Company") is the holding company for Sound Federal Savings and Loan Association (the "Bank"). The financial condition and results of operations of the Company are primarily dependent upon those of the Bank.

     On October 8, 1998, the Company completed the issuance of 5,212,218 shares of common stock in connection with a Plan of Reorganization ("the "Reorganization"). As part of the Reorganization, the Bank converted from a federally chartered mutual savings association to a federally chartered stock savings association and became a wholly-owned subsidiary of the Company. The Company became the majority-owned subsidiary of Sound Federal, MHC (the "Mutual Holding Company" or "MHC"), a federal mutual holding company.

     The Mutual Holding Company owns 53.92% or 2,810,510 shares of the Company's outstanding common stock. The remaining 46.08% (or 2,401,708 shares) of the common stock is owned by the minority stockholders (the "Minority Stockholders") and the Sound Federal Savings and Loan Association Charitable Foundation (the "Charitable Foundation"). The Charitable Foundation was established in furtherance of the Bank's commitment to its local community. The Company contributed 1.96% or 102,200 shares of the Company's common stock issued in the Reorganization to the Charitable Foundation, which resulted in a charge to expense equal to the fair value of those shares (approximately $1.0 million before taxes) in the quarter ending December 31, 1998.

     As a result of the completion of the Reorganization and stock offering subsequent to September 30, 1998, the discussion and analysis set forth below is for the Bank only. The results of operations and financial condition will, in future periods, be reported on a consolidated basis for the Company and the Bank.

This report on Form 10-Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank. These estimates are subject to various factors that could cause actual results to differ materially from these estimates. Such factors include (i) the effect that an adverse movement in interest rates could have on the Bank's net interest income, (ii) customer preferences, (iii) national and local economic and market conditions, (iv) higher than anticipated operating expenses and (v) a lower level of or higher cost for deposits than anticipated. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements herein.


 The Bank's principal business has historically consisted of offering savings and other deposits to the general public and using the funds from such deposits to make loans secured by residential real estate. The Bank's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. The Bank's net income is also affected by, among other things, provisions for loan losses and non-interest expense. The Bank's principal operating expenses, other than interest expense, consist of compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. Operating results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies affecting fiscal affairs, housing and financial institutions, monetary policies of the Federal Reserve System and the actions of bank regulatory authorities.

Capability of the Bank's Data Processing to Accommodate the Year 2000

     Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is a concern that on January 1, 2000 computers will be unable to "read" the new year and as a consequence, there may be widespread computer malfunctions. Management has reviewed this issue and has been advised by the Bank's data processing service center that they are addressing this issue and that it should not affect the Bank's external data processing. Management has developed a formal plan to resolve the year 2000 issue. The Bank is in the process of testing its computer applications and hardware to ensure that they will be able to read the year 2000. Based on the current timetable, testing is expected to be completed by March, 1999. Given the near-term timing of the test plan, the Bank has not developed a contingency plan, but will do so if testing results are not satisfactory. The Bank has contacted each of its vendors to ensure that they will be able to provide service in light of the year 2000 issue. Most vendors have represented to management that they are addressing the year 2000 issue and expect to be able to provide the services for which the Bank has contracted. Management will continue to monitor this issue and report to the Board of Directors on a quarterly basis until full compliance is obtained from all vendors. Costs related to the year 2000 issue will be expensed as incurred except for the costs, if any, for new hardware and software that is purchased, which will be capitalized. At September 30, 1998, the costs incurred to address the year 2000 issue have not been significant. Management does not expect that the additional costs to be incurred in connection with the year 2000 issue will have a material impact on the Bank's financial condition or results of operations. Since over 98% of the Bank's loans are secured by real property and the remaining portion of the loan portfolio is composed of consumer loans and personal loans, the ability of the Bank's borrowers to be year 2000 compliant is not material to the Bank's lending.

     The costs of the year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or that a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Bank.

Financial Condition

     The Bank's total assets were $280.9 million and $254.7 million at September 30, 1998 and March 31, 1998, respectively. The $26.2 million increase was due primarily to the receipt of stock subscription proceeds of $16.8 million. These proceeds were invested in Federal funds, which totaled $53.8 million at September 30, 1998 as compared to $36.4 million at March 31, 1998. The increase in total assets also reflects an $8.6 million increase in net loans to $137.2 million at September 30, 1998. Loan demand continues to be strong as a result of the low interest rates currently available to borrowers. The increase in loans was funded primarily through deposit growth. Total deposits amounted to $229.1 million at September 30, 1998, an increase of $9.2 million compared to total deposits of $219.9 million at March 31,
1998.    Total equity increased $1.4 million to $33.3 million at September 30,
1998 as compared to $31.9 million at March 31, 1998, primarily due to net income for the six months ended September 30, 1998.

Results of Operations

      General.    Net income was $666,000 for the quarter ended September 30,
1998, as compared to $731,000 for the quarter ended September 30, 1997. For the six months ended September 30, 1998, the Bank earned $1.4 million as compared to $1.5 million for the same period in 1997.

     Net Interest Income.    Net interest income for the quarter ended
September 30, 1998 amounted to $2.2 million, a $31,000 decrease from the same period in the prior year. The Bank's interest rate spread was 3.04% and 3.32% for the quarters ended September 30, 1998 and 1997, respectively. The Bank's net interest margin for those periods was 3.42% and 3.72%, respectively. Average net interest earning assets totaled $24.4 million during the quarter ended September 30, 1998 as compared to $23.7 million for the same quarter in the prior year. For the six months ended September 30, 1998, net interest income increased $36,000 to $4.5 million as compared to the same period in the prior year. The Bank's interest rate spread was 3.16% for the six months ended September 30, 1998 as compared to 3.34% for the same period in the prior year. For those same periods, the net interest margin was 3.55% and 3.73%, respectively. For the six months ended September 30, 1998, average net interest earning assets totaled $24.8 million as compared to $23.5 million for the same period in 1997. The decreases in the Bank's interest rate spread and net interest margin are a result of the general decrease in interest rates on loans and mortgage-backed securities.

     Interest Income.    Interest income totaled $4.6 million in the quarter
ended September 30, 1998 as compared to $4.4 million for the same period in the prior year. This increase is due to an increase in average interest-earning assets to $257.1 million during the quarter ended September 30, 1998 as compared to $239.7 million for the same quarter in the prior year, partially offset by a 31 basis point decrease in the average yield earned on interest-earning assets to 7.05%. The increase in the average balance of interest-earning assets was due to an increase in deposits and the receipt of stock subscription proceeds during the quarter as part of the Company's offering.

     Interest income on loans increased $119,000 or 4.5% to $2.7 million for the current quarter, due primarily to an $11.3 million increase in the average balance to $134.2 million. The increase in the average balance of loans was partially offset by a 36 basis point decrease in the yield earned to 8.09% for the quarter ended September 30, 1998 as compared to the same quarter in the prior year. The growth of the loan portfolio is a result of the low interest rate environment, which has created a strong demand for fixed rate loans (the
Bank's primary mortgage loan product).   The low interest rates have also
created a strong market for home purchases and the refinancing of existing mortgage loans in the Bank's market area. The new loan production and the refinancing activity were also the primary reason for the decrease in the yields earned on mortgage loans since the rates on these loans are lower than those of the existing portfolio. Interest on Federal funds increased $52,000 to $565,000 for the quarter ended September 30, 1998 as compared to $513,000 for the same quarter in 1997. The average balance of Federal funds was $42.0 million for the quarter ended September 30, 1998 as compared to $34.9 million for the same quarter in the prior year. The increase in the average balance was partially offset by a 49 basis point decrease in the yield earned to 5.34%. Interest earned on certificates of deposit at other financial institutions decreased $19,000 to $174,000 for the 1998 quarter as compared to $193,000 for the quarter ended September 30, 1997. Interest income on mortgage-backed securities amounted to $811,000 for the quarter ended September 30, 1998 as compared to $878,000 for the same quarter in 1997. This decrease is due to a $1.2 million decrease in the average balance of mortgage-backed securities to $51.9 million and a 36 basis point decrease in the yield earned to 6.19%. These mortgage-backed securities have rates that adjust annually, typically based on Treasury bill rates. As a result, these securities have also experienced declining yields. Interest income on other securities amounted to $230,000 for the quarter ended September 30, 1998 as compared to $206,000 for the same quarter in the prior year. This increase reflects a 28 basis point increase in the average yield earned to 6.33% and a $909,000 increase in the average balance of other securities to $14.4 million for the 1998 quarter from $13.5 million for the same quarter in 1997.

     For the six months ended September 30, 1998, interest income increased $320,000 or 3.6% to $9.1 million as compared to $8.8 million for the six months ended September 30, 1997. For those same periods, average interest-earning assets increased $14.2 million to $253.0 million from $238.8 million. The increase in interest-earning assets was partially offset by a 16 basis point decrease in the average yield earned on total interest-earning assets to 7.18%.

     Interest income on loans totaled $5.5 million during the six months ended September 30, 1998 as compared to $5.2 million for the same period in 1997, due primarily to a $9.9 million increase in the average balance to $132.3 million. The increase in the average balance of loans was partially offset by a 17 basis point decrease in the yield earned to 8.25% during the six months ended September 30, 1998 as compared to 8.42% for the same period in 1997.

Interest earned on Federal funds increased $70,000 to $1.1 million for the six months ended September 30, 1998 as compared to $989,000 for the same period in 1997. This increase was due to a $4.3 million increase in the average balance of Federal funds to $39.0 million for the quarter ended September 30, 1998 as compared to $34.7 million for the same quarter in 1997, partially offset by a 27 basis point decrease in the yield earned to 5.42%. Interest income on certificates of deposit decreased $32,000 to $351,000. Interest income on mortgage- backed securities amounted to $1.7 million for the six months ended September 30, 1998 as compared to $1.8 million for the same period in 1997. This decrease is due to a $382,000 decrease in the average balance of mortgage-backed securities to $52.7 million and a 21 basis point decrease in the yield earned to 6.37%. Interest income on other securities amounted to $457,000 during the six months ended September 30, 1998 as compared to
$432,000 for the same period in 1997.   The average balance of other
securities increased $894,000 to $14.7 million from $13.8 million for those same periods and the yield earned decreased to 6.22% from 6.26%.

     Interest Expense.    Interest expense for the quarter ended September 30,
1998 totaled $2.4 million as compared to $2.2 million for the quarter ended September 30, 1997, due primarily to a $127,000 increase in interest expense on deposits to $2.3 million. The average balance of interest-bearing liabilities increased $16.9 million to $232.8 million for the quarter ended September 30, 1998 from $215.9 million for the same quarter in the prior year. The increase in the average balance is due primarily to a $12.6 million increase in the average balance of deposits to $226.8 million from $214.2 million in the prior year. In addition, the average balance of subscription proceeds received as part of the Company's stock offering totaled $4.2 million for the quarter ended September 30, 1998. Upon completion of the reorganization and offering on October 8, 1998, net proceeds became part of consolidated stockholders' equity, and, as a result, became a non-interest-bearing funding source. The average cost of interest-bearing liabilities decreased 3 basis points to 4.01% for the quarter ended September 30, 1998 as compared to the same quarter in the prior year.

     Interest on time deposits totaled $1.7 million for the current quarter as
compared to $1.6 million for the same quarter in 1997.   This increase is
primarily a result of an $11.6 million or 10.3% increase in the average balance of time deposits to $124.3 million for the quarter ended September 30, 1998 as compared to the same quarter in 1997. The increase in the average balance of time deposits was partially offset by a 10 basis point decrease in the average cost to 5.36%. Total interest expense on other deposit accounts (passbook, club, money market and NOW accounts) remained virtually unchanged at $636,000 for the quarter ended September 30, 1998 as compared to $637,000 for the same quarter in the prior year. The average balance of those accounts was $102.5 million for the 1998 quarter as compared to $101.5 million for the same quarter in 1997. The overall average rate on these deposits was 2.46% for the quarter ended September 30, 1998 as compared to 2.49% for the same quarter in 1997.

     For the six months ended September 30, 1998, interest expense totaled $4.6 million as compared to $4.3 million for the corresponding period in the prior year, due primarily to a $258,000 increase in interest on deposits to $4.6 million. The average balance of interest-bearing liabilities for these same periods increased $12.9 million and the average cost of these liabilities increased 2 basis points to 4.03%. The increase in the average balance of interest- bearing liabilities is due primarily to a $10.5 million increase in the average balance of deposits to $224.1 million for the six months ended September 30, 1998 from $213.6 million for the same period in the prior year.

     Interest expense on time deposits totaled $3.3 million for the six months ended September 30, 1998 as compared to $3.0 million for the same period in the prior year. This increase was due primarily to a $10.1 million increase in the average balance of time deposits to $122.2 million for the six months ended September 30, 1998 as compared to $112.2 million for the same period in 1997. The average rate paid on these deposits remained virtually unchanged at 5.38%. Total interest expense on other deposit accounts amounted to $1.3 million for both the six months ended September 30, 1998 and 1997. The average balance of these deposits totaled $101.9 million and $101.4 million for those same respective periods and the average cost of these deposits was 2.48% and 2.50%, respectively.

     Provision for Loan Losses.   The provision for loan losses was $70,000 in
the quarter ended September 30, 1998 as compared to $39,000 for the quarter ended September 30, 1997. For the six months ended September 30, 1998 and 1997, the provision for loan losses amounted to $151,000 and $76,000, respectively. Non-performing loans amounted to $1.0 million or 0.76% of total loans at September 30, 1998 as compared to $2.0 million or 1.50% of total loans at March 31, 1998 and $2.2 million or 1.73% of total loans at September 30, 1997. The allowance for loan losses amounted to $1.1 million at September 30, 1998 as compared to $984,000 at March 31, 1998. Charge-offs, net of recoveries, were $73,000 for both the quarter and six months ended September 30, 1998 as compared to $16,000 for both the quarter and six months ended September 30, 1997.

     In determining the adequacy of the allowance for loan losses, management considers historical loan loss experience, the level of non-performing loans, the volume and type of lending conducted and general economic conditions in the Bank's market area. Although the Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for probable losses on existing loans, there can be no assurance that such losses will not exceed the current estimated amounts. As a result, higher provisions for loan losses may be necessary in future periods which would adversely affect operating results.

     Non-Interest Income.   Non-interest income totaled $39,000 and $43,000
for the quarters ended September 30, 1998 and 1997, respectively. For the six months ended September 30, 1998 and 1997, non-interest income totaled $89,000 and $99,000, respectively. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees.

     Non-Interest Expense.   Non-interest expense totaled $1.1 million for the
quarter ended September 30, 1998 as compared to $998,000 for the quarter ended September 30, 1997. This increase is due primarily to an increase of $206,000 in compensation and benefits to $738,000 in the quarter ended September 30, 1998 as compared to $532,000 in the quarter ended September 30, 1997. The increase in compensation and benefits was partially offset by a $54,000 decrease in other non-interest expenses to $177,000 for the quarter ended September 30, 1998. For the six months ended September 30, 1998, non-interest expense totaled $2.1 million as compared to $1.9 million for the same period last year. This increase was due primarily to a $236,000 increase in compensation and benefits to $1.3 million, partially offset by a $49,000 decrease in occupancy and equipment to $148,000 for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997.
The increases in compensation and benefits are primarily due to increased costs associated with the Bank's reorganization and stock offering as well as normal salary increases.

     Income Taxes.   Income tax expense amounted to $386,000 for the quarter
ended September 30, 1998 as compared to $522,000 for the same period in the prior year. The effective tax rates for those same periods were 36.7% and 41.7%, respectively. For the six months ended September 30, 1998, income tax expense amounted to $903,000 as compared to $1.1 million for the same period in 1997. The effective tax rates for those periods were 39.0% and 41.7%, respectively.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, the proceeds from principal and interest payments on loans and mortgage-backed securities, and the proceeds from maturities of investments. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity ratio is currently 4.0%. At September 30, 1998, the Bank's liquidity ratio under OTS regulations was 38.17%.

     The primary investing activities of the Bank are the origination of loans and the purchase of securities. For the quarter and six months ended September 30, 1998 and for the year ended March 31, 1998, the Bank originated loans totaling $13.6 million, $22.8 million and $29.4 million, respectively. The Bank purchased securities, including mortgage-backed securities, totaling $9.0 million for the six months ended September 30, 1998 and $22.4 million for the year ended March 31, 1998.


     Liquidity management for the Bank is both a daily and long-term function of the Bank's management strategy. Excess funds are generally invested in short-term investments such as Federal funds and certificates of deposit. In the event that the Bank should require additional sources of funds, it could borrow from the Federal Home Loan Bank of New York. under an available line of credit.

     At September 30, 1998, the Bank had outstanding loan commitments of $15.4 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 1998, totaled $108.7 million. Management believes that a significant portion of such deposits will remain with the Bank.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS prompt corrective action regulations, which impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At September 30, 1998, the Bank exceeded all of the OTS minimum regulatory capital requirements.

 The following table sets forth the capital position of the Bank as calculated at September 30, 1998:

                                                                       OTS Requirements
                                                           ------------------------------------
                                                            Minimum Capital   Classification as
                                           Bank Actual         Adequacy        Well Capitalized
                                        -----------------  ----------------- ------------------
                                         Amount    Ratio    Amount    Ratio   Amount     Ratio
                                         ------    -----    ------    -----   ------     -----
                                                         (Dollars in thousands)
September 30, 1998
------------------
Tangible Capital                          $33,307  11.9%    $4,214     1.5%
Tier 1 (core) capital                      33,307  11.9      8,428      3.0  $14,047      5.0%
Risk-based capital:
   Tier 1                                  33,307  32.0                        6,250       6.0
   Total                                   34,369  33.0      8,333      8.0   10,417      10.0

March 31, 1998
--------------
Tangible Capital                          $31,901 12.5%     $3,821     1.5%
Tier 1 (core) capital                      31,901  12.5      7,642      3.0  $12,737      5.0%
Risk-based capital:
   Tier 1                                  31,901  33.9                        5,645       6.0
   Total                                   32,885  34.9      7,527     8.00    9,409      10.0

The following is a reconciliation of the Bank's equity under generally accepted accounting principles ("GAAP") and its regulatory capital (in thousands):

                                                     September 30,   March 31,
                                                        1998           1998
                                                        ----           ----

GAAP equity (equals tangible, tier I core and
  tier I risk-based capital)                           $33,307       $31,901
General allowance for loan losses                        1,062           984
                                                       -------       -------

         Total risk-based capital                       34,369        32,885
                                                       =======       =======

Recent Accounting Pronouncements

     In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 provides for the classification of such retained securities as held for investment, available for sale, or trading in accordance with SFAS No. 115. Prior accounting standards limited the classification of these securities to the trading category. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998 and is not expected to have a material impact on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to changes in interest rates. The Bank's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Bank's liabilities which consist primarily of deposits. The Bank's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, is also subject to risks associated with the local economy. The Bank does not own any trading assets. At September 30, 1998, the Bank did not have any hedging transactions in place, such as interest rate swaps and caps. The Bank's interest rate risk management program focuses primarily on evaluating and managing the composition of the Bank's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the six months ended September 30, 1998, there were no significant changes in the Bank's assessment of market risk.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     The information set forth in Note 5 to the unaudited financial statements ("Legal Proceedings") in Part I, Item 1, is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

     None


Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

                             (a)  Exhibit 27 Financial Data schedule*

                             (b)  Reports on Form 8-K

                                   None


                          *   Submitted only with filing in electronic format.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   Sound Federal Bancorp
                                   ------------------------------------
                                   (Registrant)





                              By:  /s/ Anthony J. Fabiano
                                   ------------------------------------
                                   Anthony J. Fabiano
                                   Duly Authorized and Chief Accounting
                            Officer



November 10, 1998

                                                                   Exhibit 27
                            FINANCIAL DATA SCHEDULE

     This schedule contains summary financial information extracted from the Bank's balance sheet and the statement of income, and is qualified in its entirety by reference to such financial statements.


Item Number  Item Description                                          Amount
9-03(1)      Cash and due from banks                                   $8,323
9-03(2)      Interest-bearing assets                                   10,990
9-03(3)      Federal funds sold                                        53,800
9-03(4)      Trading account assets                                         0
9-03(6)      Investment and mortgage backed securities held for sale    2,990
9-03(6)      Investments held to maturity   carrying value             61,619
9-03(6)      Investments held to maturity   market value               59,553
9-03(7)      Loans                                                    138,231
9-03(7)(2)   Allowance for losses                                       1,062
9-03(11)     Total assets                                             280,949
9-03(12)     Deposits                                                 229,146
9-03(13)     Short-term borrowings                                         87
9-03(15)     Other liabilities                                         18,409
9-03(16)     Long-term debt                                                 0
9-03(19)     Preferred stock - mandatory redemption                         0
9-03(20)     Preferred stock - no mandatory redemption                      0
9-03(21)     Common Stock                                                   0
9-03(22)     Other stockholders' equity                                33,307
9-03(23)     Total liabilities and stockholders' equity               280,949
9-04(1)      Interest and fees on loans                                 5,472
9-04(2)      Interest and dividends on investments                      2,138
9-04(4)      Other interest income                                      1,502
9-04(5)      Total interest income                                      9,112
9-04(6)      Interest on deposits                                       4,561
9-04((9)     Total interest expense                                     4,608
9-04(10)     Net interest income                                        4,504
9-04(11)     Provision for loan losses                                    151
9-04(13)(h)  Investment securities gains/losses                             0
9-04(14)     Other expenses                                             2,127
9-04(15)     Income/loss before income tax                              2,315
9-04(17)     Income/loss before extraordinary items                     2,315
9-04(18)     Extraordinary items, less tax                                  0
9-04(19)     Cumulative change in accounting principles                     0
9-04(20)     Net income or loss                                         1,412
9-04(21)     Earnings per share - primary                                   0
9-04(21)     Earnings per share - fully diluted                             0
1.B.5            Net yield - interest earning assets
3.55%
III.C.1(a)   Loans on non-accrual                                       1,048
III.C.1(b)   Accruing loans past due 90 days                                0
III.C.1(c)   Troubled debt restructuring                                    0
III.C.2      Potential problem loans                                        0
IV.A.1       Allowance for loan loss   beginning of period                984
IV.A.2       Total charge-offs                                             73
IV.A.3       Total recoveries                                               0
IV.A.4       Allowance for loan loss   end of period                    1,062
IV.B.1       Loan loss allowance domestic                               1,062
IV.B.2       Loan loss allowance foreign                                    0
IV.B.3       Loan loss allowance unallocated                                0