Form 10-Q
period 1998-12-31
SOUND FEDERAL BANCORP
filed 1999-02-09
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

          (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

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


           Class                                                     Shares
           -----                                                 Outstanding at
       Common Stock,                                            February 5, 1999
                                                                ----------------

       par value, $0.10                                            5,212,218

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at December 31, 1998 and
         March 31,1998.........................................................1

         Consolidated Statements of Operations for the Quarter and Nine months ended December 31, 1998 and 1997......................................2

         Consolidated Statement of Changes in Stockholders' Equity  for the
         Nine months ended December 31, 1998...................................3

         Consolidated Statements of Cash Flows for the Nine months
         ended December 31, 1998 and 1997......................................4

         Notes to Unaudited Consolidated Financial Statements..................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........15


                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities and Use of Proceeds............................16

Item 3.  Defaults upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

Item 1.  Financial Statements


Sound Federal Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)                                                  December 31,             March 31,
                                                                                      1998                   1998
                                                                             -----------------------     ------------

Assets

Cash and due from banks............................................                 $    5,493           $       5,711
Federal funds sold.................................................                     50,000                  36,400
Certificates of deposit............................................                     10,092                  11,483
Securities:
      Held-to-maturity, at amortized cost (fair value of $53,898 and
      $65,091 at December 31 and March 31, 1998, respectively)                          54,369                  64,898
   Available-for-sale, at fair value...............................                     22,493                   2,994
                                                                                  ------------            ------------
      Total securities.............................................                     76,862                  67,892
                                                                                  ------------            ------------

 Loans, net:
  Mortgage loans...................................................                    138,436                 127,515
  Consumer loans...................................................                      1,246                   2,027
  Allowance for loan losses........................................                    (1,134)                   (984)
                                                                                  ------------            ------------
     Total loans, net..............................................                    138,548                 128,558
                                                                                  ------------            ------------

 Accrued interest receivable.......................................                      1,445                     888
 Federal Home Loan Bank stock......................................                      1,745                   1,745
 Premises and equipment, net.......................................                      1,700                   1,552
 Other assets......................................................                     1,074                      520
                                                                                  -----------             ------------
   Total assets....................................................               $    286,959            $    254,749
                                                                                  ============            ============

Liabilities and Stockholders' Equity

  Liabilities:
      Deposits.....................................................               $    229,701           $     219,913
      Mortgagors' escrow deposits.................................                       2,354                   2,364
      Accrued expenses and other liabilities.......................                       485                      571
                                                                                  ------------            ------------
     Total liabilities.............................................                   232,540                  222,848
                                                                                  ------------            ------------
  Stockholders' equity (note 1):
     Preferred stock ($0.10 par value; 10,000,000 shares
     authorized;             none issued and outstanding)...........                        -                        -
     Common stock ($0.10 par value; 20,000,000 shares                                     521                        -
        authorized; 5,212,218 shares issued and outstanding at
        December 31, 1998).........................................
     Additional paid-in capital....................................                    22,437                        -
     Retained earnings.............................................                    33,223                   31,905
     Unallocated common stock held by ESOP ........................                    (1,729)                       -
     Accumulated other comprehensive income (net unrealized loss
     on securities available for sale, net of taxes)...............                       (33)                      (4)
                                                                                  ------------            ------------
      Total stockholders' equity...................................                    54,419                   31,901
                                                                                  ------------            ------------
      Total liabilities and stockholders' equity...................               $    286,959            $    254,749
                                                                                  ============            ============

See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                                    For the Quarter Ended          For the Nine Months Ended
                                                                         December 31,                     December 31,
                                                                    ---------------------          -------------------------

                                                                    1998          1997                1998            1997
                                                                    ----        ------                ----           -----

Interest and Dividend Income

 Loans........................................................ $      2,791     $     2,635         $   8,263       $    7,800
 Securities...................................................        1,003           1,054             3,141            3,236
 Federal funds sold and certificates of deposit...............          860             657             2,271            2,029
 Other earning assets.........................................           39              39               130              112
                                                                  ---------       ---------         ---------       ----------
 Total interest and dividend income...........................        4,693           4,385            13,805           13,177
                                                                  ---------       ---------         ---------       ----------

Interest Expense
 Deposits.....................................................        2,278           2,191             6,839            6,494
 Other interest-bearing liabilities..........................            14              11                61               32
                                                                  ---------       ---------         ---------       ----------
 Total interest expense.......................................       2,292            2,202             6,900            6,526
                                                                  ---------       ---------         ---------       ----------

 Net interest income..........................................        2,401           2,183             6,905            6,651
 Provision for loan losses....................................           71               7               222               83
                                                                  ---------       ---------         ---------       ----------
 Net interest income after provision for loan losses..........        2,330           2,176             6,683            6,568
                                                                  ---------       ---------         ---------       ----------

Non-Interest Income
 Service charges and fees.....................................           44              42               133              141
                                                                  ---------       ---------         ---------       ----------
Non-Interest Expense
 Compensation and benefits....................................          793             544             2,073            1,588
 Occupancy and equipment......................................          157              92               305              289
 Federal deposit insurance costs..............................           32              38                99              105
 Data processing service fees.................................          100              61               220              170
 Advertising and promotion....................................           54              54               122              137
 Contribution of common stock to the Sound Federal
  Savings and Loan Association Charitable Foundation
  (note 1)....................................................        1,022               -             1,022               -
 Other........................................................          253             231               697              662
                                                                  ---------       ---------         ---------       ----------
 Total non-interest expense...................................        2,411           1,020             4,538            2,951
                                                                  ---------       ---------         ---------       ----------

 Income (loss) before income tax expense......................          (37)          1,198             2,278            3,758
 Income tax expense...........................................           57             499               960            1,566
                                                                  ---------       ---------         ---------       ----------
 Net income (loss)............................................ $        (94)   $        699      $      1,318    $       2,192
                                                                  ==========      =========         =========       ==========

Basic and diluted loss per share, from date of
  stock conversion (October 8, 1998) (note 3)
                                              ...............   $     (0.02)                        $   (0.02)
                                                                     =======                           =======




See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended December 31, 1998
(Unaudited)
(Dollars in thousands)




                                                                                                            Accumulated
                                                               Additional                 Unallocated        Other
                                     Preferred     Common       Paid-In      Retained        ESOP       Comprehensive
                                       Stock        Stock       Capital      Earnings       Stock           Income          Total
                                       -----        -----       -------      --------       -----           ------          -----


Balance at March 31, 1998.........  $   --       $  --        $     --   $    31,905    $       --    $         (4)    $      31,901
Net income........................      --          --              --         1,318            --              --             1,318
Issuance of 5,212,218 common
  shares..........................      --          521         22,444            --            --              --            22,965
Shares purchased by ESOP
  (192,130 shares)................      --          --              --            --        (1,921)             --           (1,921)
ESOP shares released for
  allocation (19,213 shares)......      --          --              (7)           --           192              --               185
Change in net unrealized loss on
  securities available for sale,
  net of tax effect...............      --          --              --            --            --             (29)             (29)
                                    -------      -----        --------      --------       -------       ----------       ----------
Balance at December 31, 1998      $     --     $    521     $   22,437   $   233,223    $   (1,729)   $        (33)    $      54,419
                                   ========     =======       ========    ==========       ========      ==========       ==========




See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 In thousands)

                                                                                      For the Nine Months Ended
                                                                                            December 31,
                                                                                   --------------------------------
                                                                                      1998                  1997
                                                                                   -----------------    -----------
OPERATING ACTIVITIES
  Net income...............................................................  $         1,318        $         2,192
  Adjustments to reconcile net income to net
      cash provided by operating activities:
  Contribution of common stock to the Sound Federal Savings and
     Loan Association Charitable Foundation................................            1,022                     --
  Provision for loan losses................................................              222                     83
  Depreciation expense.....................................................              117                     86
  ESOP expense.............................................................              185                     --
  Amortization of deferred fees, premiums and discounts, net...............              135                    (69)
  Deferred income tax (benefit) expense....................................              (15)                     2
  Other adjustments, net...................................................             (907)                  (252)
                                                                                  -----------          ------------
    Net cash provided by operating activities..............................            2,077                  2,042
                                                                                  ----------           ------------


INVESTING ACTIVITIES
 Purchases of securities:
   Held-to-maturity........................................................           (9,976)               (12,215)
   Available-for-sale......................................................          (19,776)                (1,000)
 Proceed from principal payments, maturities and calls of
     securities ...........................................................           20,338                 10,737
  Disbursements for loan originations......................................          (30,051)               (21,077)
  Principal collection on loans............................................           19,842                 15,889
  Net decrease in certificates of deposit..................................            1,391                    603
  Purchases of premises and equipment......................................             (263)                  (226)
                                                                                  -----------          -------------
       Net cash used in investing activities...............................          (18,495)                (7,289)
                                                                                  -----------          -------------


FINANCING ACTIVITIES
 Net increase in deposits..................................................              9,788                4,710
 Net decrease in mortgage escrow deposits..................................                (10)                 (86)
 Net proceeds from stock Offering..........................................             20,022                    -
                                                                                  ------------          -----------
        Net cash provided by financing activities..........................             29,800                4,624
                                                                                  ------------          -----------

  Increase (decrease) in cash and cash equivalents.........................             13,382                 (623)
  Cash and cash equivalents at beginning of period.........................             42,111               39,552
                                                                                  ------------          -----------
  Cash and cash equivalents at end of period...............................  $          55,493       $       38,929
                                                                                  ============          ===========

SUPPLEMENTAL INFORMATION
  Interest paid............................................................  $           6,838       $        6,491
  Income taxes paid........................................................              1,360                1,595
  Loans transferred to real estate owned...................................                357                    -
                                                                                  ============          ===========



See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reorganization and Offering

     On October 8 1998, Sound Federal Bancorp (the "Company") completed the issuance of 5,212,218 shares of common stock (the "Offering") in connection with a Plan of Reorganization ("the "Reorganization"). As part of the Reorganization, Sound Federal Savings and Loan Association (the "Bank") converted from a federally chartered mutual savings association to a federally chartered stock savings association and became a wholly-owned subsidiary of the Company. The Company became the majority-owned subsidiary of Sound Federal, MHC (the "Mutual Holding Company" or "MHC"), a federal mutual holding company. The Bank provides banking services primarily to individuals from its main office in Mamaroneck and three full-service branches in Rye Brook, Harrison and New City, New York.

     The Mutual Holding Company owns 53.92% or 2,810,510 shares of the Company's outstanding common stock. The remaining 46.08% (or 2,401,708 shares) of the common stock is owned by the minority stockholders (the "Minority Stockholders") and the Sound Federal Savings and Loan Association Charitable Foundation (the "Foundation"). The Company contributed 1.96% or 102,200 shares of the Company's common stock issued in the Reorganization to the Charitable Foundation, which resulted in a charge to expense equal to the fair value of those shares (approximately $1.0 million before taxes) in the quarter ended December 31, 1998. The Bank's Employee Stock Ownership Plan ("ESOP") purchased 192,130 shares in the Offering using the proceeds of a loan provided by the Company.

     The following is an analysis of the net increase in the Company's consolidated stockholders' equity and the net cash proceeds from the Offering (dollars in thousands):


Issuance of 2,401,708 shares to Minority Stockholders at $10
per share........................................................$        24,017
Issuance of 2,810,510 shares to the MHC..........................            --
Less Offering costs..............................................        (1,052)
                                                                          ------
Net increase in common stock and additional paid-in-capital
from issuance of 5,212,218 shares................................         22,965
Less 192,130 shares purchased by the ESOP using the proceeds
of a loan provided by the Company................................        (1,921)
                                                                          ------
Net increase in stockholders' equity.............................         21,044
Less 102,200 shares contributed to the Foundation                        (1,022)
                                                                          ------
Net cash proceeds from the Offering..............................$        20,022
                                                                          ======



2.   Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 1999.

     The unaudited quarterly and year-to-date consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements of the Bank for the fiscal year ended March 31, 1998, included in the Company's prospectus dated August 13, 1998.


3.   Earnings Per Share

     The Company completed the Reorganization and Offering on October 8, 1998. As a result, per share data has not been presented for the quarter and nine months ended December 31, 1997 and per share data for the nine months ended December 31, 1998 is for the three month period following the Offering. Weighted average common shares of 5,039,318 were used in calculating basic and diluted earnings per share for the quarter ended December 31, 1998. In computing both basic and diluted EPS, outstanding shares include all shares issued to the MHC and the Foundation, but exclude unallocated ESOP shares that have not been committed to be released to participants.


4.       Allowance for Loan Losses

     The allowance for loan losses is increased by provisions for loan losses charged to income and decreased by charge-offs (net of recoveries). Loans are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan experience, known and inherent risks in the portfolio adverse situations that may affect the borrowers' ability to repay, the estimated value of underlying collateral and current economic conditions. Management believes that the allowance for loan losses is adequate to absorb probable losses in the existing loan portfolio.

     Establishing the allowance for loan losses involves significant management judgements utilizing the best information available at the time of the review. Those judgements are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans and other factors, certain of which are outside of management's control.

     Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                               Quarter Ended                    Nine Months Ended          Year Ended
                                                December 31,                      December 31,              March 31,
                                      ---------------------------------   ------------------------------   ------------
                                            1998             1997             1998             1997            1998
                                      ---------------- ----------------   -----------     --------------   ------------
                                                                   (Dollars in thousands)

Balance at beginning of period....... $     1,063      $       905      $      984        $       845      $    845
Provision for loan losses............          71                7             222                 83           155
LOANS CHARGED OFF
     Mortgage........................           -                -             (72)               (16)          (16)
     Consumer loans..................           -                -               -                  -            -
                                        --------------   --------------   ---------         -------------    ---------
Total loans charged off..............           -                -             (72)               (16)          (16)
                                        --------------   --------------   ---------         -------------    ---------
RECOVERIES
     Mortgage........................           -                -               -                  -             -
     Consumer loans..................           -                -               -                  -             -
                                        --------------   --------------   ---------         -------------    ---------
     Total recoveries................           -                -               -                  -             -
                                        --------------   --------------   ---------         -------------    ---------
     Net charge-offs.................           -                -             (72)               (16)          (16)
                                        --------------   --------------   ---------         -------------    ---------
Balance at end of period............. $     1,134      $       912      $    1,134        $       912      $    984
                                        ==============   ==============   =========         =============    =========
Ratio of net charge-offs to average
 net loans outsta--%ing (annualized..          --%              --%           0.07%            0.02%            0.01%
                                        ==============   ==============   =========         =============    =========

5.   Comprehensive Income

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income (loss) for the quarter and nine months ended December 31, 1998 was $(117,000) and $1,289,000, respectively. For those same periods in 1997, total comprehensive income was $695,000 and $2,191,000, respectively. The difference between the Company's net income and total comprehensive income for these periods equals the change in the net unrealized loss on securities available for sale during the applicable periods.


6.   Legal Proceedings

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     As discussed in Note 1 to the unaudited consolidated financial statements, on October 8, 1998, the Company completed the issuance of 5,212,218 shares of common stock in connection with the Reorganization and the Bank converted from a federally chartered mutual savings association to a federally chartered stock savings association and became a wholly-owned subsidiary of the Company. The Company became the majority-owned subsidiary of the Mutual Holding Company, which owns 53.92% or 2,810,510 shares of the Company's outstanding common stock. The remaining 46.08% (or 2,401,708 shares) of the common stock is owned by the Minority Stockholders and the Foundation which was established in furtherance of the Bank's commitment to its local community.

     The financial condition and results of operations of the Company are primarily dependent upon those of the Bank. The Bank's principal business has historically consisted of Offering savings and other deposits to the general public and using the funds from such deposits to make loans secured by residential real estate. The Bank's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its loan and securities portfolios an its cost of funds, consisting primarily of the interest paid on its deposits. The Bank's net income is also affected by, among other things, provisions for loan losses and non-interest expense. The Bank's principal operating expenses, other than interest expense, consist of compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. Operating results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve System; and the actions of bank regulatory authorities.

     This report on Form 10-Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank. These estimates are subject to various factors that could cause actual results to differ materially from these estimates. Such factors include (i) the effect that an adverse movement in interest rates could have on net interest income, (ii) customer preferences,
(iii) national and local economic and market conditions, (iv) higher than anticipated operating expenses and (v) a lower level of or higher cost for deposits than anticipated. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements herein.

Capability of the Bank's Data Processing to Accommodate the Year 2000

     Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is a concern that on January 1, 2000 computers will be unable to "read" the new year and as a consequence, there may be widespread computer malfunctions. Management has developed a formal plan to resolve the Year 2000 issue and has been addressing this issue with the Bank's data processing service center (the "Data Center"). The Data Center has advised the Bank that the Year 2000 issue should not affect the Bank's external data processing. The Bank is in the process of testing its computer applications and hardware to ensure that they will be able to read the Year 2000. The Data Center completed the first round of tests and identified problem areas and failed tests. These exceptions were addressed and Phase 2 testing began on February 1, 1999. This phase is expected to be completed by March 1, 1999. The Data Center and the Bank will then begin the final phase of testing which is expected to be completed by March 31, 1999. Given the near-term timing of the test plan, the Bank has not completed its contingency plan, but anticipates doing so by March 1, 1999.

     The Bank has contacted each of its other vendors to ensure that they will be able to provide service in light of the Year 2000 issue. Most vendors have represented to management that they are addressing the Year

2000 issue and expect to be able to provide the services for which the Bank has contracted. In addition, since over 98% of the Bank's loans are secured by real property and the remaining portion of the loan portfolio is composed of consumer loans and personal loans, the ability of the Bank's borrowers to be Year 2000 compliant is not material to the Bank's lending operations. Management will continue to monitor this issue and report to the Board of Directors on a quarterly basis until full compliance is obtained from all vendors.

     Costs related to the year 2000 issue will be expensed as incurred except for the costs, if any, for new hardware and software that is purchased, which will be capitalized. At December 31, 1998, the costs incurred to address the Year 2000 issue amounted to approximately $127,000, which includes capitalized expenditures of approximately $110,000. The Company anticipates that the total costs for this project will be approximately $400,000. The costs of the Year 2000 project are based on managemen s best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or that a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Bank.

Financial Condition

     The Company's total assets were $287.0 million and $254.7 million at December 31, 1998 and March 31, 1998, respectively. The $32.2 million increase was due primarily to net Offering proceeds of $20.0 million and a $9.8 million increase in deposits. The net proceeds from the Offering were primarily invested in Federal funds, which totaled $50.0 million at December 31, 1998 as compared to $36.4 million at March 31, 1998. The increase in total assets also reflects a $10.0 million increase in net loans to $138.5 million at December 31, 1998. Loan demand was strong in the first half of fiscal 1999 but slowed during the current quarter. Total deposits amounted to $229.7 million at December 31, 1998, as compared to $219.9 million at March 31, 1998. Total equity increased $22.5 million to $54.4 million at December 31, 1998 as compared to $31.9 million at March 31, 1998, primarily due to the Offering.

Results of Operations

         General. The Company reported a net loss of $94,000 for the quarter ended December 31, 1998, as compared to net income of $699,000 for the quarter ended December 31, 1997. For the nine months ended December 31, 1998, the Company earned $1.3 million as compared to $2.2 million for the same period in 1997. The results for the quarter and nine months ended December 31, 1998 included a $1,022,000 pre-tax charge for the contribution of 102,200 shares of the Company's common stock to the Foundation. The results for the 1998 quarter also include a pre-tax charge of $185,000 attributable to a full-year contribution to the ESOP, which was made during the quarter in accordance with the terms of that plan. Since the Reorganization was completed in the quarter ended December 31, 1998, and the ESOP plan year ends on December 31, the entire cost was charged to expense in the current quarter. Net income for the current quarter would have been approximately $633,000, excluding the contribution t the Foundation and assuming quarterly ESOP expense of $46,000. Excluding the contribution to the Foundation and assuming ESOP expense of $138,000 for the nine-month period, net income for the nine months ended December 31, 1998 would have been approximately $2.0 million.

     Net Interest Income. Net interest income for the quarter ended December 31, 1998 amounted to $2.4 million, a $218,000 increase from the same period in the prior year. The Company's interest rate spread was 2.93% and 3.20% for the quarters ended December 31, 1998 and 1997, respectively. The Company's net interest margin for those periods was 3.47% and 3.60%, respectively. Average net interest earning assets totaled $44.9 million during the quarter ended December 31, 1998 as compared to $24.1 million for the same quarter in the prior year. For the nine months ended December 31, 1998, net interest income increased $254,000 to $6.9 million as compared to $6.7 million for the same period in the prior year. The Company's interest rate spread was 3.07% for the nine months ended December 31, 1998 as compared to 3.29% for the same period in the prior year. For those same periods, the net interest margin was 3.53% and 3.69%, respectively. For the nine months ended December 31, 1998, average net interest earning assets totaled $31.7 million as compared to $23.6 million for the same period in 1997. The decreases in the Company's interest rate spread and net interest margin are a result of the general decrease in interest rates on loans and mortgage-backed securities.

     Interest Income. Interest income totaled $4.7 million in the quarter ended December 31, 1998 as compared to $4.4 million for the same period in the prior year. This increase is due to an increase in average interest-earning assets to $274.6 million during the quarter ended December 31, 1998 as compared to $240.6 million for the same quarter in the prior year, partially offset by a 45 basis point decrease in the average yield earned on interest-earning assets to 6.78%. The increase in the average balance of interest-earning assets was due to an increase in deposits and the net proceeds from the Company's Offering.

     Interest income on loans increased $156,000 or 5.9% to $2.8 million for the current quarter, due primarily to a $12.3 million increase in the average balance to $138.3 million. The increase in the average balance was partially offset by a 29 basis point decrease in the yield earned to 8.00% for the quarter ended December 31, 1998 as compared to the same quarter in the prior year. The growth of the loan portfolio is a result of the low interest rate environment, which has created a strong demand for fixed rate loans (the Company's primary mortgage loan product). The low interest rates have also created a strong market for home purchases and the refinancing of existing mortgage loans in the Company's market area. The new loan production and the refinancing activity were also the primary reason for the decrease in the yields earned on mortgage loans since the rates on these loans are lower than those of the existing portfolio. Interest on Federal funds increased $218,000 to $693,000 for the quarter ended December 31, 1998 as compared to $475,000 for the same quarter in 1997. The average balance of Federal funds was $54.1 million for the quarter ended December 31, 1998 as compared to $33.6 million for the same quarter in the prior year. The increase in the average balance was partially offset by a 53 basis point decrease in the yield earned to 5.08%. Interest earned on certificates of deposit at other financial institutions decreased $15,000 to $167,000 for the 1998 quarter as compared to $182,000 for the quarter ended December 31, 1997. Interest income on mortgage-backed securities amounted to $753,000 for the quarter ended December 31, 1998 as compared to $868,000 for the same quarter in 1997. This decrease is due to a $266,000 decrease in the average balance of mortgage-backed securities to $53.7 million and an 82 basis point decrease in the yield earned to 5.56%. Many of these mortgage-backed securities have rates that adjust annually, typically based on Treasury bill rates. As a result, these securities have also experienced declining yields. In addition, principal prepayments have resulted in declining yields on the mortgage-backed securities portfolio from the acceleration of premium amortization. Interest income on other securities amounted to $250,000 for the quarter ended December 31, 1998 as compared to $186,000 for the same quarter in the prior year. This increase reflects a 65 basis point increase in the average yield earned to 6.30% and a $2.7 million increase in the average balance of other securities to $15.8 million for the 1998 quarter from $13.1 million for the same quarter in 1997.

     For the nine months ended December 31, 1998, interest income increased $628,000 or 4.8% to $13.8 million as compared to $13.2 million for the nine months ended December 31, 1997. For those same periods, average interest-earning assets increased $20.5 million to $259.9 million from $239.4 million. The increase in interest-earning assets was partially offset by a 25 basis point decrease in the average yield earned on total interest-earning assets to 7.05%.

         Interest income on loans totaled $8.3 million during the nine months ended December 31, 1998 as compared to $7.8 million for the same period in 1997, due primarily to a $10.7 million increase in the average balance to $134.2 million. The increase in the average balance was partially offset by a 21 basis point decrease in the yield earned to 8.17% during the nine months ended December 31, 1998 as compared to 8.38% for the same period in 1997. Interest earned on Federal funds increased $287,000 to $1.8 million for the nine months ended December 31, 1998 as compared to $1.5 million for the same period in 1997. This increase was due to a $9.2 million increase in the average balance to $43.5 million for the nine months ended December 31, 1998 as compared to $34.4 million for the same period in 1997, partially offset by a 32 basis point decrease in the yield earned to 5.34%. Interest income on certificates of deposit decreased $46,000 to $519,000. Interest income on mortgage-backed securities amounted to $2.4 million for the nine months ended December 31, 1998 as compared to $2.6 million for the same period in 1997. This decrease is due primarily to a 43 basis point decrease in the yield earned to 6.07%. Interest income on other securities amounted to $706,000 during the nine months ended December 31, 1998 as compared to $622,000 for the same period in 1997. The average balance of other securities increased $1.6 million to $15.2 million from $13.6 million for those same periods and the yield earned increased to 6.18% from 6.08%.

     Interest Expense. Interest expense for the quarter ended December 31, 1998 totaled $2.3 million as compared to $2.2 million for the quarter ended December 31, 1997. The average balance of interest-bearing liabilities increased $13.2 million to $229.7 million for the quarter ended December 31, 1998 from $216.5 million for the same quarter in the prior year. The increase in the average balance is due primarily to a $9.5 million increase in the average balance of deposits to $224.0 million. Th average cost of interest-bearing liabilities decreased 18 basis points to 3.85% for the quarter ended December 31, 1998 as compared to the same quarter in the prior year.

     Interest on time deposits totaled $1.6 million for the current quarter as compared to $1.5 million for the same quarter in 1997. This increase is primarily a result of a $12.2 million or 10.8% increase in the average balance of time deposits to $125.5 million for the quarter ended December 31, 1998 as compared to the same quarter in 1997. The increase in the average balance of time deposits was partially offset by a 19 basis point decrease in the average cost to 5.21%. Total interest expense on other deposit accounts (passbook, club, money market and NOW accounts) amounted to $631,000 for the quarter ended December 31, 1998 as compared to $650,000 for the same quarter in the prior year. The average balance of these accounts was $98.5 million for the 1998 quarter as compared to $101.2 million for the same quarter in 1997, and the overall average rate was 2.54% and 2.55% for the respective periods.

     For the nine months ended December 31, 1998, interest expense totaled $6.9 million as compared to $6.5 million for the corresponding period in the prior year, due primarily to a $344,000 increase in interest on deposits to $6.8 million. The average balance of interest-bearing liabilities for these same periods increased $12.3 million to $228.2 million and the average cost of these liabilities decreased 3 basis points to 3.98%. The increase in the average balance of interest-bearing liabilities is due primarily to a $10.0 million increase in the average balance of deposits to $224.0 million for the nine months ended December 31, 1998 from $214.0 million for the same period in the prior year.

     Interest expense on time deposits totaled $4.9 million for the nine months ended December 31, 1998 as compared to $4.6 million for the same period in the prior year. This increase was due primarily to a $10.7 million increase in the average balance of time deposits to $123.3 million for the nine months ended December 31, 1998 as compared to $112.6 million for the same period in 1997. The average cost of these deposits decreased 7 basis points to 5.32%. Total interest expense on other deposit accounts amounted to $1.9 million for both the nine months ended December 31, 1998 and 1997. For those same periods, the average balance of these deposits totaled $100.7 million and $101.4 million, respectively and the average cost was 2.50% and 2.52%, respectively.


     Provision for Loan Losses. The provision for loan losses was $71,000 for the quarter ended December 31, 1998 as compared to $7,000 for the quarter ended December 31, 1997. For the nine months ended December 31, 1998 and 1997, the provision for loan losses amounted to $222,000 and $83,000, respectively. Non-performing loans amounted to $1.5 million or 1.06% of total loans at December 31, 1998 as compared to $2.0 million or 1.50% of total loans at March 31, 1998 and $1.7 million or 1.33% of total loans at December 31, 1997. The allowance for loan losses amounted to $1.1 million at December 31, 1998 as compared to $984,000 at March 31, 1998. Charge-offs, net of recoveries, were none and $72,000 for the quarter and nine months ended December 31, 1998, respectively, as compared to none and $16,000 for the quarter and nine months ended December 31, 1997, respectively.

     In determining the adequacy of the allowance for loan losses, management considers historical loan loss experience, the level of non-performing loans, the volume and type of lending conducted and general economic conditions in the Company's market area. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for probable losses on existing loans, there can be no assurance that such losses will not exceed the current estimated amounts. As a result, higher provisions for loan losses may be necessary in future periods which would adversely affect operating results.

     Non-Interest Income. Non-interest income totaled $44,000 and $42,000 for the quarters ended December 31, 1998 and 1997, respectively. For the nine months ended December 31, 1998 and 1997, non-interest income totaled $133,000 and $141,000, respectively. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees.

         Non-Interest Expense. Non-interest expense totaled $2.4 million for the quarter ended December 31, 1998 as compared to $1.0 million for the quarter ended December 31, 1997. This increase is due primarily to the expense of $1.0 million recognized in the 1998 quarter for the fair value of shares contributed to the Foundation. In addition, compensation and benefits increased $249,000 to $793,000 in the quarter ended December 31, 1998 as compared to $544,000 in the quarter ended December 31, 1997. The increase in compensation and benefits was due primarily to the Bank's contribution to the ESOP in the quarter ended December 31, 1998 which represented the full annual contribution for the ESOP's plan year ended December 31, 1998. The contribution resulted in the allocation of 19,213 shares (or 10% of total ESOP shares) to plan participants and the recognition of $185,000 in expense equal to the average fair value of those shares for the quarter. Occupancy and equipment increased $65,000 to $157,000 due primarily to rental expense on two new branch locations. For the nine months ended December 31, 1998, non-interest expense, including the $1.0 million contribution to the Foundation, totaled $4.5 million as compared to $3.0 million for the same period last year. In addition to the contribution to the Foundation, this increase reflects a $485,000 increase in compensation and benefits to $2.1 million, a $50,000 increase in data processing fees to $220,000, and a $35,000 increase in other non-interest expenses to $697,000. The increase in compensation and benefits is primarily due to the contribution to the ESOP, increased costs associated with the Reorganization and Offering, and normal salary increases. The increase in data processing fees is due primarily to upgrades being made by the Company and the service bureau in preparation for the Year 2000.


     Income Taxes. Income tax expense amounted to $57,000 for the quarter ended December 31, 1998 as compared to $499,000 for the same period in the prior year. For the nine months ended December 31, 1998, income tax expense amounted to $960,000 as compared to $1.6 million for the same period in 1997, resulting in effective tax rates of 42.1% and 41.7%, respectively.


Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, the proceeds from principal and interest payments on loans and mortgage-backed securities, and the proceeds from maturities of investments. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 4.0%. At December 31, 1998, the Bank's liquidity ratio under OTS regulations was approximately 32.6%.

     The primary investing activities of the Company are the origination of loans and the purchase of securities. For the quarter and nine months ended December 31, 1998 and for the year ended March 31, 1998, the Company originated loans totaling $7.2 million, $30.1 million and $29.4 million, respectively. The Company purchased securities, including mortgage-backed securities, totaling $29.8 million for the nine months ended December 31, 1998 and $22.4 million for the year ended March 31, 1998.

     Liquidity management for the Company is both a daily and long-term process which is part of the Company's overall management strategy. Excess funds are generally invested in short-term investments such as Federal funds and certificates of deposit. In the event that the Bank should require additional sources of funds, it could borrow from the Federal Home Loan Bank of New York under an available line of credit.

     At December 31, 1998, the Company had outstanding loan commitments of $20.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from December 31, 1998, totaled $118.5 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS prompt corrective action regulations, which impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At December 31, 1998, the Bank exceeded all of the OTS minimum regulatory capital requirements.

     The following table sets forth the capital position of the Bank as calculated at December 31, 1998. The increase in the Bank's capital level during the nine months ended December 31, 1998 reflects the receipt of $9.1 million from the Company for the Bank's issuance of common stock, equal to 50% of the net proceeds received by the Company in the Offering.

                                                                                    OTS Requirements
                                                                  -------------------------------------------------
                                                                     Minimum Capital              Classification as
                                             Bank Actual                Adequacy                   Well Capitalized
                                           ----------------       -------------------------------------------------
                                        Amount          Ratio      Amount          Ratio         Amount      Ratio
                                        ------          -----      ------          -----         ------      -----
                                     (Dollars in thousands)

December 31, 1998
-----------------
Tangible capital.................... $42,958            15.0%      4,305       $     1.5%
Tier I (core) capital...............  42,958            15.0       8,611             3.0       $   14,352       5.0%
Risk-based capital:
   Tier I...........................  42,958            40.5                                        6,360       6.0
   Total............................  43,930            41.4       8,480             8.0           10,600      10.0

March 31, 1998
--------------
Tangible capital.................... $31,901            12.5%      3,821       $     1.5%
Tier I (core) capital...............  31,901            12.5       7,642             3.0       $   12,737       5.0%
Risk-based capital:
   Tier I...........................  31,901            33.9                                        5,645       6.0
   Total............................  32,885            34.9       7,527             8.0            9,409      10.0




         The following is a reconciliation  of the Bank's equity under generally
accepted   accounting   principles  ("GAAP")  and  its  regulatory  capital  (in
thousands):


                                                                                        December 31,        March 31,
                                                                                            1998              1998
                                                                                            ----              ----
         GAAP equity (equals tangible, tier I core and tier I risk-based capital)    $     42,958       $    31,901
         General allowance for loan losses...........................................         972               984
                                                                                      -----------        ----------
                  Total risk-based capital...........................................$     43,930       $    32,885
                                                                                      ===========        ==========

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, is also subject to risk associated with the local economy. The Company does not own any trading assets. At December 31, 1998, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impac on interest income and interest expense.

     During the nine months ended December 31, 1998, there were no significant changes in the Company's assessment of market risk.

Part II--OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings

         The information set forth in Note 6 to the unaudited consolidated financial statements ("Legal Proceedings") in Part I, Item 1, is incorporated herein by reference.


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

                           (a)      Exhibit 27--Financial Data schedule*


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






                                         Sound Federal Bancorp
                                         ---------------------------------------
                                         (Registrant)





                                By:      /s/ Anthony J. Fabiano
                                         ---------------------------------------
                                         Anthony J. Fabiano
                                         Duly Authorized and Chief Financial and
                                         Accounting Officer
February 5, 1999