Form 10-K405
period 1999-03-31
SOUND FEDERAL BANCORP
filed 1999-06-28
CIK 1064236

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended March 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from _________________ to ____________________



                       Commission File Number: 000-24811

                             SOUND FEDERAL BANCORP
                  _____________________________________________
             (Exact Name of Registrant as Specified in its Charter)

             United States                              13-4029393
     _______________________________         _______________________________
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


          300 Mamaroneck Avenue                          10543
    ________________________________           _______________________
 (Address of Principal Executive Offices)              (Zip Code)

                                 (914) 698-6400
                        ______________________________
              (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ____

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                 ______________________________________________
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES   X   NO
     ___     ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     As of June 21, 1999, there were issued and outstanding 5,212,218 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 21, 1999 ($9.4375) was $18,386,260.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 1999 (Parts II and IV).
2.   Proxy Statement for the 1999 Annual Meeting of Stockholders (Parts I and
     III).

                                    PART I

ITEM 1.   BUSINESS

General

     Sound Federal Bancorp. Sound Federal Bancorp (the "Company") is a federal corporation which was organized in October 1998. The principal asset of the Company is its investment in Sound Federal Savings and Loan Association (the "Bank"). The Company is majority owned by Sound Federal, MHC, a federally-chartered mutual holding company (the "Mutual Holding Company"). On October 8, 1998, the Company sold 2,401,708 shares of its common stock to the public, issued 2,810,510 shares of common stock to the Mutual Holding Company, and contributed 102,200 shares of common stock to the Sound Federal Savings and Loan Association Charitable Foundation. At March 31, 1999, the Company had total consolidated assets of $295.3 million, total deposits of $237.3 million, and stockholders' equity of $55.0 million.

     Sound Federal Savings and Loan Association. The Bank is a federally chartered savings association headquartered in Mamaroneck, New York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was organized as a New York chartered savings bank in 1891 and became a federally chartered savings association in 1934. On October 8, 1998, the Bank completed its reorganization into the mutual holding company structure.

     The Bank is a community-oriented institution engaged primarily in the business of accepting deposits from customers, most of whom live or work in Westchester County, and investing these deposits together with funds generated from operations, in one-to-four family residential mortgage loans and home equity lines of credit, and, to a much lesser extent, in multi-family and commercial mortgage, construction and consumer loans.

     The Company's and the Bank's principal executive office is located at 300 Mamaroneck Avenue, Mamaroneck, New York 10543, and their telephone number at that address is (914) 698-6400.

Market Area

     The Bank is a community-oriented savings institution that offers a variety of financial products and services from its main office and branch offices. The Bank's primary lending area is concentrated in the neighborhoods surrounding the Bank's office locations. Most of the Bank's deposit customers are residents of Westchester County. To a lesser extent, the Bank obtains deposits from, and originates loans to, persons in Rockland County, New York and Fairfield County, Connecticut. The Bank's market area is characterized by middle income and upper income communities. Significant employers headquartered in Westchester County include IBM and Texaco. However, the local economy is not dependent upon any single employer, but rather is affected by the general economy of the New York City metropolitan area.

Lending Activities

     Historically, the Bank's principal lending activity has been the origination of fixed-rate first mortgage loans for the purchase or refinancing of one-to-four family residential real property. The Bank retains all loans that it originates. One-to-four family residential mortgage loans represented $119.0 million, or 82.1%, of the Bank's loan portfolio at March 31, 1999. Home equity lines of credit represented $16.4 million, or 11.3%, of the Bank's loan portfolio at March 31, 1999. The Bank also offers multi-family mortgage loans, commercial mortgage loans and construction loans. Multi-family mortgage loans totaled $396,000, or 0.3%, of the loan portfolio at March 31, 1999. Commercial mortgage loans totaled approximately $5.9 million, or 4.1%, of the loan portfolio at March 31, 1999. Construction loans totaled $2.2 million, or 1.5 % of the loan portfolio at March 31, 1999. The Bank also makes consumer loans, which primarily consist of automobile, passbook, home improvement and secured personal loans. Consumer loans totaled $1.0 million, or 0.7%, of the loan portfolio at March 31, 1999.

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                        At March 31,
                                   ------------------------------------------------------------------------------------
                                           1999                  1998                 1997                 1996
                                   ---------------------  -------------------  -------------------  -------------------
                                    Amount      Percent    Amount    Percent    Amount    Percent    Amount    Percent
                                   --------    ---------  --------  ---------  --------  ---------  --------  ---------
                                                                   (Dollars in Thousands)

Mortgage loans:
 One- to four-family.............    $119,015      82.1%  $109,207      83.8%  $103,595      83.6%  $ 98,865      84.7%
 Home equity lines of credit.....      16,441      11.3     13,138      10.1      9,487       7.7      7,131       6.1
 Multi-family....................         396       0.3        412       0.3        348       0.3        373       0.3
 Commercial......................       5,930       4.1      3,811       2.9      3,416       2.8      3,469       3.0
 Construction....................       2,160       1.5      1,800       1.4      5,539       4.5      5,193       4.5
                                     --------     -----   --------     -----   --------     -----   --------     -----
  Total mortgage loans...........     143,942      99.3    128,368      98.5    122,385      98.9    115,031      98.6
                                     --------     -----   --------     -----   --------     -----   --------     -----

Consumer loans:
 Automobile loans................         609       0.4      1,011       0.8      1,028       0.8        968       0.8
 Other/ (1)/.....................         395       0.3      1,016       0.7        426       0.3        665       0.6
                                     --------     -----   --------     -----   --------     -----   --------     -----
  Total consumer loans...........       1,004       0.7      2,027       1.5      1,454       1.1      1,633       1.4
                                     --------     -----   --------     -----   --------     -----   --------     -----

  Total loans....................     144,946     100.0%   130,395     100.0%   123,839     100.0%   116,664     100.0%
                                                  =====                =====                =====                =====

Construction loans in process....        (339)                (573)              (1,049)              (2,023)
Allowance for loan losses........      (1,094)                (984)                (845)                (725)
Deferred loan origination
 costs (fees), net...............          23                 (280)                (328)                (384)
                                     --------             --------             --------             --------
  Total loans, net...............    $143,536             $128,558             $121,617             $113,532
                                     ========             ========             ========             ========


                                        At March 31,
                                   -------------------
                                           1995
                                   -------------------
                                    Amount    Percent
                                   --------  ---------
                                 (Dollars in Thousands)

Mortgage loans:
 One- to four-family.............  $ 98,675      89.5%
 Home equity lines of credit.....     5,146       4.6
 Multi-family....................       395       0.4
 Commercial......................     3,188       2.9
 Construction....................     1,451       1.3
                                   --------     -----
  Total mortgage loans...........   108,855      98.7
                                   --------     -----

Consumer loans:
 Automobile loans................       647       0.6
 Other/ (1)/.....................       737       0.7
                                   --------     -----
  Total consumer loans...........     1,384       1.3
                                   --------     -----

  Total loans....................   110,239     100.0%
                                                =====

Construction loans in process....      (500)
Allowance for loan losses........      (652)
Deferred loan origination
 costs (fees), net...............      (503)
                                   --------
  Total loans, net...............  $108,584
                                   ========

----------
/(1)/ Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

     The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                         At March 31,
                                    -----------------------------------------------------------------------------------
                                             1999                1998                  1997                1996
                                    --------------------  -------------------  -------------------  -------------------
                                      Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                                    ----------  --------  ---------  --------  ---------  --------  ---------  --------
                                                                  (Dollars in Thousands)
Fixed Rate Loans
 Mortgage loans:
  One- to four-family.............   $116,113      80.1%  $103,887      79.7%  $ 96,801      78.2%  $ 90,881      77.9%
  Home equity lines of credit.....     15,590      10.7     12,094       9.3      8,145       6.6      5,528       4.7
  Multi-family....................        396       0.3        412       0.3        348       0.3        373       0.3
  Commercial......................      5,930       4.1      3,811       2.9      3,380       2.7      3,403       2.9
  Construction....................      2,160       1.5      1,800       1.4      5,539       4.5      5,193       4.5
                                     --------     -----   --------     -----   --------     -----   --------    ------
   Total mortgage loans...........    140,189      96.7    122,004      93.6    114,213      92.3    105,378      90.3
 Consumer loans/ (1)/.............      1,004       0.7      2,027       1.5      1,454       1.1      1,633       1.4
                                     --------     -----   --------     -----   --------     -----   --------    ------
 Total fixed rate loans...........    141,193      97.4    124,031      95.1    115,667      93.4    107,011      91.7
                                     --------     -----   --------     -----   --------     -----   --------    ------

Adjustable Rate Loans
 Mortgage loans:
  One- to four-family.............      2,902       2.0   $  5,320       4.1   $  6,794       5.5   $  7,984       6.8
  Home equity lines of credit.....        851       0.6      1,044       0.8      1,342       1.1      1,603       1.4
  Commercial......................         --        --         --        --         36        --         66       0.1
                                     --------     -----   --------     -----   --------     -----   --------    ------
   Total adjustable rate loans....      3,753       2.6      6,364       4.9      8,172       6.6     9 ,653       8.3
                                     --------     -----   --------     -----   --------     -----   --------    ------

Total loans.......................    144,946     100.0%  $130,395     100.0%  $123,839     100.0%  $116,664     100.0%
                                                  =====                =====                =====               ======

Construction loans in process.....       (339)                (573)              (1,049)              (2,023)
Allowance for loan losses.........     (1,094)                (984)                (845)                (725)
Deferred loan origination costs
 (fees), net......................         23                 (280)                (328)                (384)
                                     --------             --------             --------             --------
Total loans, net..................   $143,536             $128,558             $121,617             $113,532
                                     ========             ========             ========             ========

                                           At March 31,
                                       -------------------
                                               1995
                                       -------------------
                                        Amount    Percent
                                       ---------  --------
                                      (Dollars in Thousands)
Fixed Rate Loans
 Mortgage loans:
  One- to four-family.............     $ 90,132      81.8%
  Home equity lines of credit.....        2,826       2.5
  Multi-family....................          395       0.4
  Commercial......................        3,087       2.8
  Construction....................        1,451       1.3
                                       --------     -----
   Total mortgage loans...........       97,891      88.8
 Consumer loans/ (1)/.............        1,384       1.3
                                       --------     -----
 Total fixed rate loans...........       99,275      90.1
                                       --------     -----

Adjustable Rate Loans
 Mortgage loans:
  One- to four-family.............     $  8,543       7.8
  Home equity lines of credit.....        2,320       2.1
  Commercial......................          101        --
                                       --------     -----
   Total adjustable rate loans....       10,964       9.9
                                       --------     -----

Total loans.......................     $110,239     100.0%
                                                    =====

Construction loans in process.....         (500)
Allowance for loan losses.........         (652)
Deferred loan origination costs
 (fees), net.....................          (503)
                                       --------     -----
Total loans, net..................     $108,584
                                       ========

----------
/(1)/ Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

     Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at March 31, 1999. Loans with adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                             Multi-Family, Commercial,
                                          One-to-Four Family/(1)/            Construction and Consumer                  Total
                                         -------------------------          --------------------------            ----------------
                                                                             Weighted           Weighted                  Weighted
                                                                             Average             Average                   Average
                                                  Amount                       Rate              Amount    Rate    Amount   Rate
                                         -------------------------  --------------------------  --------  ------  --------  -----
                                                                          (Dollars in Thousands)

Due During the Years Ending March 31,
2000/(2)/..............................                   $  1,449                       8.04%    $2,536   7.78%  $  3,985  7.87%
2001...................................                        461                       9.53        268   9.50        729  9.52
2002...................................                        606                       8.63        316   8.05        922  8.42
2003 to 2005...........................                      5,305                       7.81      2,056   8.63      7,361  8.04
2006 to 2009...........................                     11,100                       8.10      2,490   8.45     13,590  8.16
2010 to 2014...........................                     30,543                       7.35      1,101  10.19     31,644  7.45
2015 and following.....................                     85,992                       7.82        723   8.38     86,715  7.82
                                                          --------                                ------          --------
 Total.................................                   $135,456                       7.75%    $9,490   8.52%  $144,946  7.80%
                                                          ========                                ======          ========
------------

/(1) /Includes home equity lines of credit.
/(2) /Includes demand loans having no stated maturity.


     The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at March 31, 1999 that are contractually due after March 31, 2000.

                                                        Fixed    Adjustable   Total
                                                       --------  ----------  --------
                                                                (In Thousands)
One- to four-family..................................  $130,254      $3,753  $134,007
Multi-family, commercial, construction and consumer..     6,954          --     6,954
                                                       --------      ------  --------
 Total...............................................  $137,208      $3,753  $140,961
                                                       ========      ======  ========

     One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 90% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required for loans with a loan-to-value ratio over 80%. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family loans are offered with a monthly or bi-weekly payment feature. The Bank does not sell the loans that it originates.

     The Bank originates fixed-rate loans; however, the Bank also offers adjustable rate mortgage ("ARM") loans with one year adjustment periods. The interest rate on ARM loans is indexed to the prime interest rate as published in The Wall Street Journal. The Bank's ARM loans currently provide for maximum rate adjustments of 1.75% per year and 6% over the term of the loan. The Bank does not offer ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over terms of up to 30 years. In the current low interest rate environment, borrowers have shown a preference for fixed rate loans. At March 31, 1999, 97.6% of the Bank's one-to-four family residential loans had adjustable interest rates.

     ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 1999, 2.4% of the Bank's one-to-four family residential loans had adjustable interest rates.

     All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     At March 31, 1999, approximately $119.0 million, or 82.1% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $1.1 million of such loans (representing 12 loans) were included in nonperforming loans as of that date. See "Nonperforming and Problem Assets."

     Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on the home equity line of credit during the first five years after it is originated and may repay the outstanding balance over a term not to exceed 20 years from the date the line of credit is originated. Home equity lines of credit are generally underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed rate loans. Home equity lines of credit may be underwritten with a loan to value ratio of 75% when combined with the principal balance of the existing mortgage loan, if the Bank has the first mortgage on the property securing the loan, and up to a 65% loan to value ratio when combined with the principal balance of the existing mortgage loan if the first mortgage is held by another financial institution; however, the maximum principal amount of a home equity line of credit may not exceed $200,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity lines of credit.
At March 31, 1999, the outstanding balances of home equity line of credit totaled $16.4 million, or 11.3% of the Bank's loan portfolio.

     Commercial Mortgage Loans. At March 31, 1999, $5.9 million, or 4.1%, of the total loan portfolio consisted of commercial mortgage loans. Commercial mortgage loans are secured by office buildings, private schools, religious facilities and other commercial properties. The Bank generally originates fixed-rate and adjustable rate commercial mortgage loans with maximum terms of up to 10 years. The maximum loan-to-value ratio of commercial mortgage loans is 75%. At March 31, 1999, the largest commercial mortgage loan had a principal balance of $1.0 million and was secured by a commercial complex which includes retail stores. As of March 31, 1999, there were no nonperforming commercial mortgage loans.

     In underwriting commercial mortgage loans, the Bank reviews a number of factors, such as the expected net operating income generated by the real estate to ensure that it is at least 125% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's business experience. Personal guarantees are obtained when possible from commercial mortgage borrowers.

     Loans secured by commercial real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial mortgage loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for Bank management to monitor and evaluate.

     Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled approximately $396,000, or 0.3% of the total loan portfolio at March 31, 1999. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Substantially all multi-family mortgage loans were secured by properties located within the Bank's primary lending area. At March 31, 1999, the Bank had three multi-family mortgage loans, the largest of which had a principal balance of $255,000. Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years.

     In underwriting multi-family mortgage loans, the Bank reviews a number of factors, which include the expected net operating income generated by the real estate to ensure that it is at least 125% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's experience in owning or managing similar properties. Multi-family mortgage loans are originated in amounts up to 75% of the appraised value of the property securing the loan. Personal guarantees are always obtained from multi-family mortgage borrowers.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Construction Lending. To a limited extent, the Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank's construction loans are secured by property located in the Bank's market area. At March 31, 1999, the Bank had construction loans totaling $2.2 million, or 1.5% of total loans.

     The Bank's construction loans to home builders generally have fixed interest rates, are for a term of 12 months and have a maximum loan to value ratio of 80%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals are generally originated pursuant to the same policy guidelines regarding loan to value ratios and interest rates that are used in connection with loans secured by one-to-four family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed.

     The Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength, including existing borrowings, of the builder and prior sales of homes in the development. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property, and all appraisals are reviewed by management. Loan proceeds are disbursed after an inspection of the property based on a percentage of completion. Monthly payment of accrued interest is required.

     Construction loans are generally considered to involve a higher degree of risk than single-family permanent mortgage loans because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties and generally requiring personal guarantees from the principals of its corporate borrowers.

     Consumer Lending. The Bank's consumer loans primarily consist of secured personal loans, passbook loans and home improvement loans. At March 31, 1999, consumer loans totaled $1.0 million, or 0.7% of the total loan portfolio.

     Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. While consumer loans expand the products and services offered by the Bank, these loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to loss of or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

     The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security, to the proposed loan amount. The Bank underwrites and originates its consumer loans internally, which the Bank believes reduces its exposure to credit risks.

     Origination of Loans. Generally, the Bank originates mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae guidelines. The Bank will originate nonconforming loans with respect to loan principal amount only. Loan origination activities are primarily concentrated in Westchester, New York. New loans are generated primarily from customer referrals, local real estate agents, local attorneys and other parties with whom the Bank does business, and from the efforts of employees and advertising. Historically, the Bank has not used mortgage brokers to obtain loans. Loan applications are underwritten and processed at the Bank's main office.

     The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank reviews the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $750,000 with loan-to-value ratios of 70% or less may be approved by the Bank's President and Senior Lending Officer acting together. Loans up to $500,000 with a loan-to-value ratio between 70% and 80% (or up to 90% with private mortgage insurance) may be approved by the President and Senior Lending Officer acting together. All loans in excess of $750,000 must be approved by the Board of Directors. In addition, the Board of Directors ratifies all loan commitments. The Bank will generally not originate a loan with a principal balance in excess of $1.0 million.

     The Bank requires appraisals of all real property securing loans. Appraisals are performed by independent appraisers who are licensed by the state, and who are approved by the Board of Directors annually. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. Where appropriate, flood insurance is also required. In fiscal 1999, the Bank began offering one-to-four family loans with loan-to-value ratios up to 90%. Private mortgage insurance is required for all residential mortgage loans with loan-to-value ratios greater than 80%.

     The following table sets forth the Bank's loan originations, principal repayments and other portfolio activity for the periods indicated. The Bank did not purchase or sell any loans during the periods indicated.


                                                       Years Ended March 31,
                                                  -------------------------------
                                                    1999       1998       1997
                                                  ---------  ---------  ---------
                                                          (In Thousands)

Unpaid principal balances at beginning of year..  $130,395   $123,839   $116,664
                                                  --------   --------   --------

Loans originated by type:
 Fixed rate:
  Mortgage loans:
   One-to-four family...........................    26,881     14,794     15,191
   Advances under home equity lines of credit...     9,576      6,925      4,525
   Multi-family.................................        58        257         --
   Commercial...................................     1,060        660         --
   Construction.................................     5,187      4,159      3,431
  Consumer loans................................       699      1,843        942
                                                  --------   --------   --------
   Total fixed rate.............................    43,461     28,638     24,089

 Adjustable rate mortgage loans:
  One-to-four family............................        --        225         46
  Advances under home equity lines of credit....        73         72         --
                                                  --------   --------   --------

   Total loans originated.......................    43,534     28,935     24,135
                                                  --------   --------   --------

Principal repayments:
 Mortgage loans.................................   (26,675)   (21,093)   (15,445)
 Consumer loans.................................    (1,722)    (1,270)    (1,124)
                                                  --------   --------   --------
  Total principal repayments....................   (28,397)   (22,363)   (16,569)
                                                  --------   --------   --------

Net charge-offs.................................      (162)       (16)       (26)
Transfers to real estate owned..................      (424)        --       (365)
                                                  --------   --------   --------
Unpaid principal balances at end of year........   144,946    130,395    123,839

Construction loans in process...................      (339)      (573)    (1,049)
Allowance for loan losses.......................    (1,094)      (984)      (845)
Deferred loan origination costs (fees), net.....        23       (280)      (328)
                                                  --------   --------   --------
Net loans at end of year........................  $143,536   $128,558   $121,617
                                                  ========   ========   ========

Nonperforming and Problem Assets


     After a mortgage loan becomes ten days past due, the Bank delivers a computer generated delinquency notice to the borrower. A second delinquency notice is sent once the loan becomes 15 days past due. When loans become 30 days past due, the Bank sends additional delinquency notices and attempts to make personal contact by letter or telephone with the borrower to establish acceptable repayment schedules. The Board of Directors is advised of all loans delinquent 60 days or more. The Board will consider the borrower's willingness to comply with the loan terms, the Bank's actions to date, and the value of the loan collateral in determining what actions, if any, are to be taken.
Generally, when a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, the Bank will send the borrower a demand letter. If the delinquency is not cured within 120 days, the Bank will generally refer the matter to its attorney. Generally, management will begin foreclosure proceedings on any loan after it is delinquent over 120 days unless management is engaged in active discussions with the borrower.

     Mortgage loans are reviewed on a regular basis and such loans are placed on nonaccrual status when they become 90 days delinquent. When loans are placed on nonaccrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent of interest payments received.

     Nonperforming Assets. The table below sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated. At each date presented, the Bank had no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).

                                                        At March 31,
                                         -------------------------------------------
                                          1999     1998     1997     1996     1995
                                         -------  -------  -------  -------  -------
                                                   (Dollars in Thousands)
Nonaccrual loans:
 Mortgage loans:
  One-to-four family/(1)/..............  $1,077   $1,721   $1,832   $2,831   $2,246
  Commercial...........................      --      236      432      236       --
 Consumer loans........................      14        1       --       21       --
                                         ------   ------   ------   ------   ------
  Total................................   1,091    1,958    2,264    3,088    2,246

Real estate owned:
 One-to-four family properties.........     288      129      129       55      261
                                         ------   ------   ------   ------   ------

  Total nonperforming assets...........  $1,379   $2,087   $2,393   $3,143   $2,507
                                         ======   ======   ======   ======   ======

Ratios:
 Nonperforming loans to total loans....    0.75%    1.50%    1.83%    2.65%    2.04%
 Nonperforming assets to total assets..    0.47%    0.82%    0.98%    1.37%    1.17%
--------------

/(1)/ Includes home equity lines of credit.

     For the year ended March 31, 1999, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $76,000. Interest amounts on such loans that were included in interest income totaled $31,000 for the year ended March 31, 1999.

     The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.

                                             Loans Delinquent For:
                             --------------------------------------------------------
                                60-89 Days   90 Days and Over           Total
                             --------------  ---------------- -----------------------
                             Number  Amount  Number  Amount       Number       Amount
                             ------  ------  ------  ------   ---------------  ------
                                             (Dollars in Thousands)
At March 31, 1999
---------------------------
 Mortgage loans:...........
  One-to-four family.......       5    $673      12  $1,077                17  $1,750
  Commercial...............      --      --      --      --                --      --
 Consumer loans............      --      --       1      14                 1      14
                                  -    ----      --  ------                --  ------
  Total....................       5    $673      13  $1,091                18  $1,764
                                  =    ====      ==  ======                ==  ======

At March 31, 1998
---------------------------
 Mortgage loans:
  One-to-four family.......       8    $526      13  $1,721                21  $2,247
  Commercial...............      --      --       1     236                 1     236
 Consumer loans............       1       4       1       1                 2       5
                                  -    ----      --  ------                --  ------
  Total....................       9    $530      15  $1,958                24  $2,488
                                  =    ====      ==  ======                ==  ======

At March 31, 1997
---------------------------
 Mortgage loans:
  One-to-four family.......       5    $469      11  $1,832                16  $2,301
  Commercial...............      --      --       3     432                 3     432
 Consumer loans............       1       2      --      --                 1       2
                                  -    ----      --  ------                --  ------
  Total....................       6    $471      14  $2,264                20  $2,735
                                  =    ====      ==  ======                ==  ======


     Classified Assets. Federal regulations and the Bank's Asset Classification Policy provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of Thrift Supervision (the "OTS") to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets is not warranted.

     An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

     At March 31, 1999, the Bank's assets classified as substandard or doubtful totaled $867,000 and $224,000, respectively, representing all loans delinquent for 90 days or more. At March 31, 1999 the Bank had no assets classified as loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

     The Bank provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable loan losses. Management regularly reviews the Bank's loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance for loan losses. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories, such as one-to-four family residential mortgages and home equity lines of credit (which represent a combined 93.4% of the Bank's total loans at March 31, 1999) are generally evaluated on an aggregate or "pool" basis. In recent years, the Bank's allowance for loan losses was predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Bank's market area. The carrying values of loans are periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                Years Ended March 31,
                                                     --------------------------------------------
                                                       1999     1998     1997     1996     1995
                                                     --------  -------  -------  -------  -------
                                                                  (Dollars in Thousands)
Balance at beginning of year.......................  $   984   $  845   $  725   $  652   $  568
                                                     -------   ------   ------   ------   ------

Charge-offs:
 One-to-four family mortgage loans.................     (162)     (16)     (30)     (26)      --
 Consumer loans....................................       --       --      (15)      --       --
                                                     -------   ------   ------   ------   ------
  Total charge-offs................................     (162)     (16)     (45)     (26)      --

Recoveries:
 One-to-four family mortgage loans.................       --       --       --        1       --
 Consumer loans....................................       --       --       19       --        2
                                                     -------   ------   ------   ------   ------

Net (charge-offs) recoveries.......................     (162)     (16)     (26)     (25)       2
Provision for loan losses..........................      272      155      146       98       82
                                                     -------   ------   ------   ------   ------
Balance at end of year.............................  $ 1,094   $  984   $  845   $  725   $  652
                                                     =======   ======   ======   ======   ======

Ratios:
 Net charge-offs to average loans outstanding......     0.12%    0.01%    0.02%    0.02%      --%
 Allowance for loan losses to nonperforming loans..   100.27%   50.26%   37.32%   23.48%   29.03%
 Allowance for loan losses to total loans..........     0.75%    0.75%    0.68%    0.62%    0.59%

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                        At March 31,
                           --------------------------------------------------------------------------------------------------------
                                         1999                               1998                                1997
                           ---------------------------------  ---------------------------------   ---------------------------------
                                                  Percent of                         Percent of                          Percent of
                                                   Loans in                           Loans in                            Loans in
                                         Loan        Each                   Loan        Each                    Loan        Each
                                       Balances    Category               Balances    Category                Balances    Category
                           Loan Loss      by       to Total   Loan Loss      by       to Totals   Loan Loss      by       to Total
                           Allowance   Category     Loans     Allowance   Category      Loans     Allowance   Category      Loans
                           ---------   --------     -----     ---------   --------      -----     ---------   --------      -----
                                                                (Dollars in Thousands)
Mortgage loans:
 One-to-four family/(1)/...  $718      $135,456     93.4%        $668     $122,345       93.9%      $514      $113,082      91.3%
 Multi-family..............    26           396      0.3           27          412        0.3         10           348       0.3
 Commercial................   237         5,930      4.1          152        3,811        2.9        137         3,416       2.8
 Construction..............    43         2,160      1.5           36        1,800        1.4        111         5,539       4.5
 Consumer..................    70         1,004      0.7          101        2,027        1.5         73         1,454       1.1
                           ------      --------    -----         ----     --------      -----       ----      --------     -----
  Total                    $1,094      $144,946    100.0%        $984     $130,395      100.0%      $845      $123,839     100.0%
                           ======      ========    =====         ====     ========      =====       ====      ========     =====

                                                         At March 31,
                           ----------------------------------------------------------------------
                                        1996                                1995
                           ------------------------------   -------------------------------------

                                                  Percent of                          Percent of
                                                   Loans in                            Loans in
                                         Loan        Each                    Loan        Each
                                       Balances    Category                Balances    Category
                           Loan Loss      by       to Total    Loan Loss      by       to Total
                           Allowance   Category     Loans      Allowance   Category     Loans
                           ---------   --------     -----      ---------   --------     -----
                                                   (Dollars in Thousands)
Mortgage loans:
 One-to-four family/(1)/...  $390      $105,996     90.8%         $414     $103,821      94.1%
 Multi-family..............    11           373      0.3            12          395       0.4
 Commercial................   139         3,469      3.0           128        3,188       2.9
 Construction..............   103         5,193      4.5            29        1,451       1.3
 Consumer..................    82         1,633      1.4            69        1,384       1.3
                             ----      --------    -----          ----     --------     -----
  Total....................  $725      $116,664    100.0%         $652     $110,239     100.0%
                             ====      ========    =====          ====     ========     =====

____________
/(1)/ Includes home equity lines of credit.

Investment Activities

     The Bank's investments include mortgage-backed securities, U.S. Government and agency securities, federal funds sold, certificates of deposit at other financial institutions, mutual funds and FHLB stock. Management has decided to invest a significant portion of the Bank's assets in short-term investments and adjustable rate mortgage-backed securities in order to increase the Bank's ability to deploy assets should market interest rates begin to rise. Historically, the Bank classified substantially all securities as held-to-maturity. During fiscal year 1999, the Bank began classifying a larger portion of security purchases as available-for-sale.

     The Bank's mortgage-backed securities portfolio (including held-to-maturity and available-for-sale) had a carrying value of $58.3 million, or 19.7% of total assets at March 31, 1999. Of this amount, $51.6 million of mortgage-backed securities had adjustable rates of interest and $6.7 million had fixed rates of interest. Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying the mortgages. The Bank's mortgage-backed securities are insured or guaranteed by Fannie Mae, GNMA or Freddie Mac. Mortgage-backed securities increase the liquidity and the quality of the Bank's assets by virtue of their greater liquidity compared to individual mortgage loans and the guarantees that back the securities themselves. The Bank has not invested in collateralized mortgage obligations or privately issued mortgage-backed securities.

     A significant portion of the Bank's assets are invested in federal funds sold and certificates of deposit at other financial institutions. At March 31, 1999, $55.1 million, or 18.7% of total assets, were invested in federal funds sold and certificates of deposit at other financial institutions.

     At March 31, 1999, the Bank's other investment securities included $18.7 million in U.S. Government and agency securities which consisted of fixed rate Federal Home Loan Bank, Federal Farm Credit, Fannie Mae and FHLB issues with maturities of twenty years or less, as well as adjustable rate Small Business Administration participation certificates that are guaranteed by the U.S. Government with contractual terms of up to 30 years. The Government and agency securities typically have call dates of six months to three years. At March 31, 1999, the Bank had invested $8.0 million in three mutual funds that provide a rate of return that adjusts daily. The first mutual fund, in which the Bank had a $1.0 million investment, invests primarily in repurchase agreements secured by U.S. Government and Agency securities and federal funds. The average maturities of the underlying securities can be from one to seven days, but primarily are overnight. The second mutual fund, in which the Bank had a $2.0 million investment, is an adjustable rate mortgage fund that invests primarily in securities backed by or representing an interest in mortgages on residential properties meeting the definition of such assets for purposes of the qualified thrift lender test under OTS regulations. The third mutual fund is an institutional fund that invests in corporate notes, commercial paper, U.S. Government and agency issues, and other short-term securities. The underlying securities have a weighted average maturity of 43 days. The Bank had $5.0 million invested in this fund. These mutual fund investments are permissible investments as set forth in the Bank's investment policy. The securities were purchased, as part of the Bank's ongoing interest rate risk management process, to provide interest earning liquid funds and an adjustable interest rate.

     The following table sets forth the composition of the Company's securities classified as held to maturity at the dates indicated.

                                                             At March 31,
                                      ----------------------------------------------------------
                                              1999               1998                1997
                                      ------------------  ------------------  ------------------
                                      Amortized   Fair    Amortized   Fair    Amortized   Fair
                                        Cost      Value     Cost      Value     Cost      Value
                                      ---------  -------  ---------  -------  ---------  -------
                                                            (In Thousands)
Mortgage-backed securities:
Adjustable rate:
 GNMA...............................    $35,977  $35,614    $45,260  $45,411    $44,811  $44,741
 Fannie Mae.........................      4,902    4,817      6,935    6,940      6,438    6,424
Fixed rate:
 GNMA...............................        795      795      1,129    1,211      1,518    1,593
 Freddie Mac........................         65       64         97       99        134      134
                                        -------  -------    -------  -------    -------  -------
Total mortgage-backed securities....     41,739   41,290     53,421   53,661     52,901   52,892

U.S. Government securities..........         --       --      4,012    4,030      6,004    5,993
Federal agency obligations..........      3,851    3,797      7,465    7,400      4,448    4,407
                                        -------  -------    -------  -------    -------  -------
 Total securities held-to-maturity..    $45,590  $45,087    $64,898  $65,091    $63,353  $63,292
                                        =======  =======    =======  =======    =======  =======

     The following table sets forth the composition of the Company's securities classified as available for sale and other earning assets at the dates indicated:

                                                                                    At March 31,
                                                          -----------------------------------------------------------------
                                                                  1999                 1998                    1997
                                                          ------------------  ---------------------  ----------------------
                                                          Amortized   Fair    Amortized     Fair       Amortized      Fair
                                                            Cost      Value      Cost       Value         Cost       Value
                                                          ---------  -------  ----------  ---------  --------------  ------
                                                                                   (In Thousands)
Mortgage-backed securities:
Adjustable rate:
 GNMA.................................................      $ 7,146  $ 7,176     $   --   $     --         $    --   $   --
 Fannie Mae...........................................        1,202    1,196         --         --              --       --
 Freddie Mac..........................................        2,314    2,297         --         --              --       --
Fixed rate:
 GNMA.................................................        1,017    1,005         --         --              --       --
 Fannie Mae...........................................        1,922    1,909         --         --              --       --
 Freddie Mac..........................................        2,978    2,948         --         --              --       --
                                                            -------  -------     ------   --------   -------------   ------
Total mortgage-backed securities......................       16,579   16,531         --         --              --       --

U.S. Government agency securities.....................       15,000   14,841         --         --              --       --
Mutual fund investments...............................        8,046    8,030      3,000      2,994           2,000    1,995
                                                            -------  -------     ------   --------   -------------   ------
 Total securities available-for-sale..................      $39,625  $39,402     $3,000   $  2,994         $ 2,000   $1,995
                                                            =======  =======     ======   ========   =============   ======

Other earning assets:
 Federal funds sold...................................      $44,400             $36,400                   $ 35,200
 Certificates of deposit..............................       10,686              11,483                     11,986
 FHLB stock...........................................        1,884               1,745                      1,607
                                                            -------             -------                   --------
  Total...............................................      $56,970             $49,628                   $ 48,793
                                                            =======             =======                   ========


   The following table sets forth the activity in the mortgage-backed securities portfolios for the periods indicated.

                                                                                    Years Ended March 31,
                                                                               -----------------------------
                                                                                  1999       1998       1997
                                                                               -------     ------   --------
                                                                                        (In Thousands)
Amortized cost at beginning of year...............................             $  53,421   $ 52,901     $48,307
Purchases of adjustable rate pass-through securities..............                24,823     12,237      13,276
Principal repayments..............................................               (19,379)   (11,591)     (8,493)
Premium amortization and discount accretion, net..................                  (547)      (126)       (189)
                                                                               ---------   --------   ---------
Amortized cost at end of year.....................................             $  58,318   $ 53,421     $52,901
                                                                               =========   ========   =========

     The composition and contractual maturities of mortgage-backed securities and other debt securities at March 31, 1999 are indicated in the following table. The table does not reflect the impact of prepayments or redemptions which may occur.

                                                    More than One Year   More than Five Years
                               One Year or Less     through Five Years    through Ten Years    More than Ten Years
                             --------------------  --------------------  --------------------  -------------------
                             Weighted   Weighted   Weighted   Weighted    Weighted
                             Amortized   Average   Amortized   Average   Amortized   Average   Amortized  Average
                               Cost       Yield      Cost       Yield       Cost      Yield      Cost      Yield
                             ---------  ---------  ---------  ---------  ----------  --------  ---------  --------
                                                                (Dollars in Thousands)
Held to maturity:
Mortgage-backed securities:
 GNMA......................  $      --        --%     $  306      7.79%      $  162     6.42%    $36,304     6.45%
 Fannie Mae................         --        --          --        --           --       --       4,902     6.85
 Freddie Mac...............         --        --          44      7.22           21     6.00          --       --
                             ---------             ---------                 ------              -------

  Total mortgage-backed
   securities..............  $      --        --%     $  350      7.72%      $  183     6.37%    $41,206     6.50%

Other debt securities:
 Federal agency obligations  $      --        --%     $   --        --%      $1,000     6.44%    $ 2,851     6.59%
                             ---------             ---------                 ------              -------

  Total securities
   held-to-maturity........  $      --        --%     $  350      7.72%      $1,183     6.43%    $44,057     6.51%
                             =========             =========                 ======              =======

Available for sale:
Mortgage-backed securities:
 GNMA......................  $--              --%  $--              --%      $   --       --%    $ 8,163     6.76%
 Fannie Mae................         --        --          --        --        1,923     5.94       1,201     6.85
 Freddie Mac...............         --        --          --        --          974     5.95       4,318     6.59
                             ---------             ---------                 ------              -------

  Total mortgage-backed
   securities..............  $      --        --%     $   --        --%      $2,897     5.94%    $13,682     6.71%

Other debt securities:
 Federal agency obligations  $      --        --%     $5,498      5.81%      $5,500     6.08%    $ 4,002     6.58%
                             ---------             ---------                 ------              -------

  Total securities
   available-for-sale......  $--              --%     $5,498      5.81%      $8,397     6.03%    $17,684     6.68%
                             =========             =========                 ======              =======


                                   Total Securities
                              ----------------------------
                              Amortized   Fair    Average
                                Cost      Value    Yield
                              ---------  -------  --------
                                (Dollars in Thousands)
Held to maturity:
Mortgage-backed securities:
 GNMA......................     $36,772  $36,409     6.46%
 Fannie Mae................       4,902    4,817     6.85
 Freddie Mac...............          65       64     6.83
                                -------  -------

  Total mortgage-backed
   securities..............     $41,739  $41,290     6.51%

Other debt securities:
 Federal agency obligations     $ 3,851  $ 3,797     6.55%
                                -------  -------

  Total securities
   held-to-maturity........     $45,590  $45,087     6.51%
                                =======  =======

Available for sale:
Mortgage-backed securities:
 GNMA......................     $ 8,163  $ 8,181     6.76%
 Fannie Mae................       3,124    3,105     6.29
 Freddie Mac...............       5,292    5,245     6.47
                                -------  -------

  Total mortgage-backed
   securities..............     $16,579  $16,531     6.58%

Other debt securities:
 Federal agency obligations     $15,000  $14,841     6.10%
                                -------  -------

  Total securities
   available-for-sale......     $31,579  $31,372     6.36%
                                =======  =======

Sources of Funds

     General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from a variety of sources including scheduled loan payments, investment maturities, loan prepayments and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. In addition, borrowings from the FHLB of New York may be used in the short-term to compensate for reductions in deposits and to fund growth, although the Bank has not had to borrow funds in recent periods.

     Deposits. Deposits are obtained primarily from customers who live or work in the New York counties of Westchester and Rockland . The Bank offers a selection of deposit instruments, including passbook and club accounts, money market accounts, NOW accounts and fixed-term certificate of deposit accounts. Deposits are not actively solicited outside of the Bank's market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Bank does not pay broker fees for any deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money markets and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Bank to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect the Bank's interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 1999, $136.6 million, or 57.6% of the Bank's deposit accounts were certificates of deposit, of which $105.1 million have maturities of one year or less.

     The following table sets forth the distribution of the Bank's deposit accounts by account type at the dates indicated.

                                                                                  At March 31,
                                              ------------------------------------------------------------------------------------
                                                          1999                           1998                       1997
                                             ------------------------------   -------------------------  -------------------------
                                                                    Weighted                  Weighted                    Weighted
                                                                    Average                    Average                     Average
                                               Amount    Percent     Rate      Amount   Percent   Rate    Amount   Percent   Rate
                                              --------  ---------  ---------  --------  --------  -----  --------  --------  -----
                                                                                (Dollars in Thousands)

Transaction accounts and savings deposits:
 Passbook and club accounts.................  $ 60,112      25.3%      2.25%  $ 61,347     27.9%  2.54%  $ 63,579     30.1%  2.54%
 Money market accounts......................    17,754       7.5       1.83     17,676      8.0   3.05     17,497      8.3   3.10
 NOW and Super NOW accounts.................    22,828       9.6       1.52     21,261      9.7   2.04     19,885      9.4   2.04
                                              --------     -----              --------    -----          --------    -----
  Total.....................................   100,694      42.4       2.01    100,284     45.6   2.52    100,961     47.8   2.54
                                              --------     -----              --------    -----          --------    -----

Certificates of deposit maturing:
 Within one year............................   105,111      44.3       5.03    108,902     49.5   5.60    101,169     47.9   5.39
 After one but within three years...........    30,263      12.8       5.16      9,613      4.4   5.72      7,597      3.6   5.72
 After three years..........................     1,211       0.5       4.21      1,114      0.5   4.49      1,496      0.7   4.53
                                              --------     -----              --------    -----          --------    -----
  Total.....................................   136,585      57.6       5.05    119,629     54.4   5.60    110,262     52.2   5.40
                                              --------     -----              --------    -----          --------    -----

Total deposits..............................  $237,279     100.0%      3.76%  $219,913    100.0%  4.20%  $211,223    100.0%  4.03%
                                              ========     =====              ========    =====          ========    =====

     The following table sets forth the deposit activity of the Bank for the periods indicated.

                                       Years Ended March 31,
                                 ----------------------------------
                                    1999        1998        1997
                                 ----------  ----------  ----------
                                       (Dollars in Thousands)
Balance at beginning of year...  $ 219,913   $ 211,223   $ 200,611
Deposits.......................    353,228     279,709     278,371
Withdrawals....................   (344,919)   (279,719)   (275,635)
Interest credited..............      9,057       8,700       7,876
                                 ---------   ---------   ---------

Balance at end of year.........  $ 237,279   $ 219,913   $ 211,223
                                 =========   =========   =========

Net increase during the year:
 Amount........................  $  17,366   $   8,690   $  10,612
 Percent.......................        7.9%        4.1%        5.3%
                                 =========   =========   =========

     The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of March 31, 1999.

                                                                             Maturity
                                                    ------------------------------------------------------
                                                    3 Months  Over 3 to 6  Over 6 to 12  Over 12
                                                    or Less     Months        Months     Months    Total
                                                    --------  -----------  ------------  -------  --------
                                                                         (In Thousands)
Certificates of deposit less than $100,000........   $24,145      $41,749       $25,606  $27,984  $119,484
Certificates of deposit of $100,000 or more/(1)/..     4,119        6,165         3,327    3,490    17,101
                                                     -------      -------       -------  -------  --------

Total of certificates of deposit..................   $28,264      $47,914       $28,933  $31,474  $136,585
                                                     =======      =======       =======  =======  ========

-----------------
/(1)/ The weighted average interest rates for these accounts, by maturity period, are 4.68% for 3 months or less; 5.04% for 3 to 6 months; 4.91% for 6 to 12 months; and 4.99% for over 12 months. The overall weighted average rate for accounts of $100,000 or more was 4.96%.

Competition

     The Bank has significant competition in originating loans from savings and loan associations, savings banks, mortgage banking companies, insurance companies and commercial banks, many of which have greater financial and marketing resources than the Bank. The Bank also faces significant competition in attracting deposits from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from common stock mutual funds, money market funds and other corporate and government securities funds, and from other financial service providers such as brokerage firms and insurance companies.

     The Bank attracts and retains deposits by offering personalized service, convenient office locations and competitive interest rates. Loan originations are obtained primarily through (i) direct contacts by employees with individuals, businesses and attorneys in the Bank's community, (ii) personalized service that the Bank provides borrowers and (iii) competitive pricing. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that management cannot readily predict.

Service Corporation Subsidiary

     At March 31, 1999, the Bank did not have any subsidiary corporations. However, OTS regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2.0% of an association's assets, plus an additional 1% of assets if the amount over 2.0% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations.

     In April 1999, Sound REIT, Inc. was incorporated as a special purpose real estate investment trust under New York law. Sound REIT, Inc. was funded with $74.2 million in mortgage loans and mortgage-related assets contributed by the Bank.

Employees

     As of March 31, 1999, the Bank employed 42 persons on a full-time basis and 8 persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group and management considers employee relations to be good.

Regulation

     General. As a federally chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the FDIC insurance funds. The Bank's present semi-annual assessment paid to the OTS, which is based upon a specified percentage of assets, is approximately $32,000.

     The Bank's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, the Fair Lending Act and antitrust laws.

     The United States Congress is considering legislation that would require all federal savings associations, such as the Bank, to either convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Mutual Holding Company and the Company likely would not be regulated as savings and loan holding companies but rather as bank holding companies. This proposed legislation would abolish the OTS and transfer its functions to other federal banking regulators. No assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Bank.

     Savings and Loan Holding Company Regulation. The Mutual Holding Company and the Company are regulated as savings and loan holding companies under the Home Owners' Loan Act (the "HOLA"). As such, the Mutual Holding Company and the Company are registered with and are subject to OTS regulation and examination and supervision as well as certain reporting requirements. The Company is regulated in the same manner as a mutual holding company pursuant to Section 10(o) of the HOLA. As a federally-insured savings and loan association, the Bank is subject to certain restrictions in dealing with the Mutual Holding Company and with other persons affiliated with the Mutual Holding Company and the Company, and is subject to examination and supervision by the OTS.

     Pursuant to Section 10(o) of the HOLA, and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

     HOLA prohibits a savings and loan holding company, including the Company and the Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the mutual holding company's board of directors determines that waiver is consistent with its fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction in the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members ("FHLB advances") in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of New York.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At March 31, 1999, the Bank's investment in stock of the FHLB of New York was $1.9 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of New York and the purpose of the borrowing.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended March 31, 1999, dividends paid by the FHLB of New York to the Bank were approximately $124,000 representing an annual rate of 7.02%.

     Deposit Insurance. The FDIC is an independent federal agency that insures deposits of banks and thrift institutions up to certain specified limits and regulates such institutions for safety and soundness. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks, and the Savings Association Insurance Fund ("SAIF") for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

     Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time, and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital levels, and the FDIC's level of supervisory concern about the institution.

     Savings Association Regulatory Capital. Savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage ratio requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit at March 31, 1999 requires that savings associations maintain "core capital" of at least 3% of total assets (generally 4% effective April 1, 1999). Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except a limited amount of purchased mortgage servicing rights and credit card relationships) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four risk-weight categories (0%, 20%, 50% or 100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a potentially greater credit risk, such as a commercial loan, requires a risk weight of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital ratio requirements, its entire equity and debt investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At March 31, 1999, the Bank was in compliance with all capital requirements imposed by law.

     If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations and activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

     Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, federal law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At March 31, 1999, the Bank was categorized as "well capitalized," meaning that the Bank's total risk-based capital ratio exceeded 10%, Tier I risk-based capital ratio exceeded 6%, leverage capital ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

     The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

     Limitation on Capital Distributions. Under current OTS regulations, a savings institution may make capital distributions provided it has filed a notice with, or under certain circumstances made application to, the OTS Subsidiaries of a savings and loan holding company must provide prior notice to the OTS if its intention to declare a dividend. A savings association must make application to the OTS if the total amount of all capital distributions (including the proposed distribution) for the applicable calendar year exceeds the savings association's net income for the year to date plus retained net income for the prior two years. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. The OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

     In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association (and the savings association's capital ratios adjusted accordingly) in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

     Limitations on Rates Paid for Deposits. FDIC regulations place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction; "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to the above restrictions on payments of rates); and "undercapitalized" depository institutions may not accept, renew or roll over such deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of federal law. Management does not believe that these regulations will have a materially adverse effect on the Bank's current operations.

     Safety and Soundness Standards. The federal banking agencies have also adopted safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, asset growth, compensation asset quality, earnings, and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.

     Loans to One Borrower. Under OTS regulations, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities, but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At March 31, 1999, the Bank had no loans to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings following the Reorganization.

     Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months.

     A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 1999, the Bank maintained 84.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Acquisitions and Branching. The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a non-diversified savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

     Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered by the FDIC in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located.

     Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion.

     Transactions with Affiliates. The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statutes limit the amount of credit and other transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

     Federal Securities Law. The shares of Common Stock of the Company have been registered with the SEC under the Securities Exchange Act of 1934 (the "1934 Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements the 1934 Act and the rules of the SEC thereunder. After three years following the reorganization to stock form, if the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

     Shares of Common Stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Company meets the current public information requirements under Rule 144, each affiliate of the Company that complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

     Community Reinvestment Act Matters. Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating-- outstanding, satisfactory, needs to improve, and substantial noncompliance--and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first time home buyers. The OTS has designated the Bank's record of meeting community credit needs as "satisfactory."

Executive Officers of the Company

     Listed below is information, as of March 31, 1999, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of persons named below with respect to which he or she was or is to be selected as an officer.

     Name                   Age                      Position and Term
     ----                   ---  ----------------------------------------------------------

Bruno J. Gioffre             64  Chairman of the Board ; Director of the Bank since 1975.

Richard P. McStravick        50  President and Chief Executive Officer since 1996; Director of the Bank since 1996.

Anthony J. Fabiano           38  Chief Financial Officer and Accounting Officer since 1998.

William H. Morel             66  Senior Vice President, Chief Lending Officer and Corporate
                                 Secretary since 1969.

ITEM 2.  PROPERTIES

Properties

     The following table provides certain information with respect to the Bank's offices which were operating at March 31, 1999. The Bank entered into a lease agreement for a branch office in Greenwich, Connecticut. The lease has a ten-year term that expires on November 30, 2008 with a ten-year option to renew the lease. The branch is expected to open in July 1999.

                                Leased or Owned,                         Net Book Value of Real
           Location           Lease Expiration Date      Year Acquired         Property
-----------------------------------------------------------------------------------------------
Main Office                   Owned                           1954           $     582,000
300 Mamaroneck Avenue
Mamaroneck, New York 10543
Branch Office                 Owned                           1961           $     201,000
389 Halstead Avenue
Harrison, New York
10528
Branch Office                 Owned                           1972           $     487,000
115 South Ridge Street
Rye Brook, New York 10573
Branch Office                 Leased                          N/A                 $187,000/(2)/
180 South Main Street        12/31/03/(1)/
New City, New York 10956

----------
/(1)/ The Company holds two five-year options to renew the lease until 12/31/13. /(2)/ The Company's lease agreement is an operating lease. The net book value at March 31, 1999 represents the amortized cost of leasehold improvements.

     The total net book value of the Bank's premises, land and equipment was approximately $1.9 million at March 31, 1999.

ITEM 3.   LEGAL PROCEEDINGS

     Although the Company is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company presently is a party or to which any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     Information relating to the market for the Company's common stock is set forth in the Company's Annual Report to Stockholders which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The "Selected Consolidated Financial Information" section of the Company's Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders, which is incorporated herein by reference, includes the information required by this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements identified in Item 14(a)(1) hereof are incorporated by reference hereunder.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated June 15, 1999 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)    Financial Statements
          --------------------

          . Independent Auditors' Report
          . Consolidated Balance Sheets at March 31, 1999 and 1998
          . Consolidated Statements of Income for the Years Ended
            March 31, 1999, 1998 and 1997
          . Consolidated Statements of Changes in Stockholders' Equity for the
            Years Ended March 31, 1999, 1998 and 1997
          . Consolidated Statements of Cash Flows for the Years Ended
            March 31, 1999, 1998 and 1997
          . Notes to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules
          -----------------------------

          No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3) Exhibits
            --------

            3.1 Federal Charter of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.1 filed on June 22, 1998)

            3.2 Bylaws of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.2 filed on June 22, 1998)

             13    1999 Annual Report to Stockholders

             21    Subsidiaries of the Registrant

             23    Consent of KPMG LLP

             27 Financial Data Schedule (submitted only with filing in electronic format)


  (b)  Reports on Form 8-K
       -------------------

       None

  (c)  The exhibits listed under (a)(3) above are filed herewith.

  (d)  Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOUND FEDERAL BANCORP

Date: June 23, 1999           By:  /s/Richard P. McStravick
                                   ------------------------
                                   Richard P. McStravick
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/Richard P. McStravick                     By:  /s/Bruno J. Gioffre
   ---------------------------------------         ------------------------------------------------
   Richard P. McStravick, President, Chief         Bruno J. Gioffre, Chairman of the Board
    Executive Officer and Director
   (Principal Executive Officer)

Date: June 23, 1999                             Date: June 23, 1999



By:/s/Joseph Dinolfo                            By:  /s/Donald H. Heithaus
   ---------------------------------------         ------------------------------------------------
   Joseph Dinolfo, Director                        Donald H. Heithaus, Director

Date: June 23, 1999                             Date: June 23, 1999


By:/s/Robert P. Joyce                           By:  /s/Joseph A. Lanza
   ---------------------------------------         ------------------------------------------------
   Robert P. Joyce, Director                       Joseph A. Lanza, Director

Date: June 23, 1999                             Date: June 23, 1999


By:/s/Arthur C. Phillips, Jr.                   By:  /s/James Staudt
   ---------------------------------------         ------------------------------------------------
   Arthur C. Phillips, Jr., Director               James Staudt, Director

Date: June 23, 1999                             Date: June 23, 1999

By:/s/Anthony J. Fabiano
   ---------------------------------------------
   Anthony J. Fabiano, Chief Financial Officer and Accounting Officer

Date: June 23, 1999