Form 10-Q
period 1999-06-30
SOUND FEDERAL BANCORP
filed 1999-08-12
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                 Shares
                                                            Outstanding at
         Class                                              August 9 , 1999
       _____________                                        ________________
       Common Stock,                                           5,212,218
     par value, $0.10

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 1999 and March 31, 1999......................................    1

         Consolidated Statements of Income for the Quarters
         ended June 30, 1999 and 1998.............................................................................2

         Consolidated Statement of Changes in Stockholders' Equity  for the Quarter
         ended June 30, 1999......................................................................................3

         Consolidated Statements of Cash Flows for the Quarters
         ended June 30, 1999 and 1998.............................................................................4

         Notes to Unaudited Consolidated Financial Statements.....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................... 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................13


                                            PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................14

Item 2.  Changes in Securities and Use of Proceeds...............................................................14

Item 3.  Defaults upon Senior Securities.........................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................14

Item 5.  Other Information.......................................................................................14

Item 6.  Exhibits and Reports on Form 8-K........................................................................14

         Signatures..............................................................................................15

Part 1. - Financial Information

Item 1.  Financial Statements

Sound Federal Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)
( Dollars in thousands, except per share data)                                      June 30,                March 31,
                                                                                      1999                    1999
                                                                              --------------------       ------------
Assets
 Cash and due from banks..............................................        $           6,094              $    5,082
 Federal funds sold..........................................                            28,000                  44,400
 Certificates of deposit..............................................                   11,776                  10,686
 Securities:
    Available-for-sale, at fair value.................................                   49,776                  39,402
     Held-to-maturity, at amortized cost (fair value of
       $41,483                 and $45,087 at June 30 and March 31, 1999,                41,908                  45,590
                                                                                   ------------            ------------
       respectively).............................................
          Total securities............................................                   91,684                  84,992
                                                                                   ------------            ------------

 Loans, net:
     Mortgage loans...................................................                  153,289                 143,626
     Consumer loans...................................................                      940                   1,004
     Allowance for loan losses (Note 4)...............................                   (1,119)                 (1,094)
                                                                                   -------------           -------------
          Total loans, net............................................                  153,110                 143,536
                                                                                   ------------            ------------

 Accrued interest receivable..........................................                    1,691                   1,436
 Federal Home Loan Bank stock.........................................                    1,884                   1,884
 Premises and equipment, net..........................................                    2,290                   1,935
 Other assets.........................................................                   1,580                   1,360
                                                                                   -----------             -----------
           Total assets...............................................        $         298,109       $         295,311
                                                                                   ============            ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits........................................................        $         240,931       $         237,279
      Mortgagors' escrow funds.......................................                     1,699                   2,480
      Accrued expenses and other liabilities..........................                     669                     568
                                                                                   ------------            -----------
         Total liabilities............................................                 243,299                 240,327
                                                                                   ------------            -----------
  Stockholders' equity:
     Preferred stock ($0.10 par value; 10,000,000 shares
     authorized;                                                                              -                       -
     none issued and outstanding..............................................
     Common stock ($0.10 par value; 20,000,000 shares
        authorized; 5,212,218 shares issued and outstanding at
        June 30 and March 31, 1999)...................................                     521                     521
     Additional paid-in capital.......................................                  22,430                  22,430
     Common stock held by ESOP .......................................                   (1,633)                 (1,681)
     Retained earnings................................................                  34,142                  33,846
     Accumulated other comprehensive loss, net of taxes...............                     (650)                   (132)
                                                                                   --------------          -------------
          Total stockholders' equity..................................                  54,810                  54,984
                                                                                   ------------            -----------
          Total liabilities and stockholders' equity..................        $        298,109        $        295,311
                                                                                   ============            ===========

See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                                                         For the Quarter Ended
                                                                                                      June 30,
                                                                                          1999           1998
                                                                                           ----        -------
   Interest and Dividend Income
    Loans....................................................................     $      2,871    $      2,736
    Securities.............................................................              1,341           1,098
    Federal funds sold and certificates of deposit.........................                565             672

    Other earning assets...................................................                 45              38
                                                                                     ---------       ---------
    Total interest and dividend income.....................................              4,822           4,544
                                                                                     ---------       ---------


   Interest Expense
    Deposits...............................................................              2,226           2,246
     Other interest-bearing liabilities....................................                 11              10
                                                                                     ---------       ---------
    Total interest expense.................................................              2,237           2,256
                                                                                     ----------      ---------

    Net interest income....................................................              2,585           2,288
    Provision for loan losses (Note 4).....................................                 25              81
                                                                                     ---------       ---------
    Net interest income after provision for loan losses....................              2,560           2,207
                                                                                     ---------       ---------

   Non-Interest Income
     Service charges and fees..............................................                 49              50
     Gain on sale of real estate owned.....................................                 81              --
                                                                                     ---------       ---------
     Total non-interest income.............................................                130              50
                                                                                     ---------       ---------

   Non-Interest Expense
     Compensation and benefits.............................................                735             542
     Occupancy and equipment...............................................                193              57
     Federal deposit insurance costs.......................................                 41              34
     Data processing service fees..........................................                 95              57
     Advertising and promotion.............................................                 76              37
     Other.................................................................                465             267
                                                                                     ---------       ---------
     Total non-interest expense............................................              1,605             994
                                                                                     ---------       ---------

    Income  before income tax expense......................................              1,085           1,263
    Income tax expense.....................................................                424             517
                                                                                     ---------       ---------
    Net income.............................................................       $        661    $        746
                                                                                     =========       =========

    Basic earnings per common share (Note 3)...............................       $       0.13
                                                                                     =========




See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Quarter Ended June 30, 1999
(Unaudited)
(Dollars in thousands)



                                                                      Common                    Accumulated
                                                       Additional      Stock                       Other               Total
                                            Common      Paid-In       Held By      Retained    Comprehensive     Stockholders'
                                            Stock       Capital        ESOP        Earnings         Loss              Equity
                                          ---------    ----------    --------      --------    -------------     ------------

Balance at March 31, 1999............      $  521       $ 22,430   $   (1,681)   $    33,846  $       (132)    $      54,984
Net income...........................          --            --           --             661            --               661
 Change in net unrealized loss on
    securities available for sale, net
    of tax effect....................          --            --            --            --            (518)           (518)
                                                                                                                  ----------
     Total comprehensive income......                                                                                    143
Dividends declared...................          --            --           --            (365)           --             (365)
ESOP shares committed to be released
   for allocation (4,803 shares).....          --            --            48            --            --                48
                                           -------    -----------     -------       --------     ----------       ---------
Balance at June 30, 1999.............    $    521     $   22,430   $   (1,633)   $    34,142  $       (650)    $      54,810
                                          =======       ========      ========      ========     ==========       ==========







See accompanying notes to the unaudited consolidated financial statements.


Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)
                                                                                      For the Quarter Ended
                                                                                             June 30,
                                                                                      1999                 1998
                                                                             -------------------      ------------
OPERATING ACTIVITIES
  Net income............................................................     $           661       $           746
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses......................................                  25                    81
         Depreciation expense...........................................                  49                    36
            ESOP expense................................................                  48                    --
         Deferred income tax benefit....................................                 (10)                 (170)
         Gain on sale of real estate owned..............................                 (81)                   --
         Other adjustments, net.........................................                (141)                 (328)
                                                                                  ------------        -------------
            Net cash provided by operating activities...................                 551                   365
                                                                                  ------------        ------------



INVESTING ACTIVITIES Purchases of securities:
      Available-for-sale................................................             (12,430)                   --
      Held-to-maturity..................................................                  --                (5,578)
  Proceed from principal payments, maturities and calls of
        securities ....................................................                4,831                 4,905
  Disbursements for loan originations...................................             (15,563)              (10,113)
  Principal collection on loans.........................................               5,971                 8,102
  Net increase in certificates of deposit...............................              (1,090)                 (302)
  Proceeds from sale of real estate owned...............................                 240                    --
  Purchases of premises and equipment...................................                (404)                  (23)
                                                                                  -----------         -------------
            Net cash used in investing activities.......................             (18,445)               (3,009)
                                                                                  -----------         -------------

FINANCING ACTIVITIES
  Net increase in deposits..............................................                 3,652               2,287
  Net decrease in mortgage escrow deposits..............................                  (781)             (1,042)
  Dividends paid........................................................                  (365)                 --
                                                                                  -------------        -----------
            Net cash provided by financing activities...................                 2,506               1,245
                                                                                  -------------        -----------

  Decrease in cash and cash equivalents.................................               (15,388)             (1,399)
  Cash and cash equivalents at beginning of period......................                49,482              42,111
                                                                                  ------------         -----------
  Cash and cash equivalents at end of period............................     $          34,094      $       40,712
                                                                                  ============         ===========

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................     $           2,237      $        2,256
  Income taxes paid.....................................................                   465                 740
                                                                                  ============         ===========



See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Reorganization and Stock Offering

         On October 8, 1998, Sound Federal Bancorp issued shares of its common stock in connection with a Plan of Reorganization ("the "Reorganization") and related Subscription and Community Offering (the "Offering"). In the Reorganization, Sound Federal Savings and Loan Association (the "Bank") converted from a federally chartered mutual savings association to a federally chartered stock savings association (the "Conversion"). The Bank became the wholly-owned subsidiary of Sound Federal Bancorp, which became the majority-owned subsidiary of Sound Federal, MHC (the "Mutual Holding Company"). Collectively, Sound Federal Bancorp and the Bank are referred to herein as "the Company".

         Sound Federal Bancorp issued a total of 5,212,218 shares of its common stock in the Reorganization and Offering, consisting of 2,810,510 shares (or 53.92%) issued to the Mutual Holding Company and 2,401,708 shares (or 46.08%) issued to other stockholders. The shares issued to other stockholders consist of 192,129 shares purchased by the Company's Employee Stock Ownership Plan (the "ESOP") using $1.9 million in proceeds from a loan made by Sound Federal Bancorp; 102,200 shares contributed by the Company to establish the Sound Federal Savings and Loan Association Charitable Foundation (the "Charitable Foundation"); and 2,107,379 shares sold for cash of $21.1 million ($10.00 per share) in the Offering. After deducting offering costs of $1.1 million, the net cash proceeds from the Offering were $20.0 million.

         Sound Federal Bancorp utilized net proceeds of approximately $9.0 million to purchase all of the Bank's common shares issued in the Conversion, and retained the remaining $11.0 million which was invested initially in interest-bearing deposits with the Bank.

         The Charitable Foundation was established to provide funding to support charitable and not-for-profit causes and community development activities in the Company's market area. The fair value of the common shares contributed to the Charitable Foundation ($1.0 million) was recognized as a charge to non-interest expense at the contribution date (October 8, 1998).


2.       Basis of Presentation

         The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2000.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses, which is discussed in Note 4.

         The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 1999, included in the Company's 1999 Annual Report.

3.       Earnings Per Share

          Weighted average common shares of 5,048,908 were used in calculating basic earnings per share for the quarter ended June 30, 1999. In computing basic EPS, outstanding shares include all shares issued to the Mutual Holding Company and contributed to the Charitable Foundation, but exclude unallocated ESOP shares that have not been committed to be released to participants. The Company has no outstanding stock options or other contracts that could result in the issuance of additional common shares and, accordingly, diluted earnings per share has not been presented. The Company completed the Reorganization and Offering on October 8, 1998. As a result, per share data has not been presented for the quarter ended June 30, 1998.


4.       Allowance for Loan Losses

         The allowance for loan losses is increased by provisions for loan losses charged to income and decreased by charge-offs (net of recoveries). Loans are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of underlying collateral, and current economic conditions. Management believes that the allowance for loan losses is adequate to absorb probable losses in the existing loan portfolio.

           Establishing the allowance for loan losses involves significant management judgements utilizing the best information available at the time of review. Those judgements are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans and other factors, certain of which are outside of management's control.

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                               Quarter Ended              Year Ended
                                                   June 30,               March 31,
                                            1999            1998            1999
                                       -------------   -------------      ----------
                                                     (dollars in thousands)
Balance at beginning of period....     $     1,094     $       984     $        984
Provision for loan losses.........              25              81              272
Mortgage loans charged off........              --              --            (162)
Recoveries........................              --              --               --
                                         ---------       ---------        ---------
Balance at end of period..........     $     1,119     $     1,065     $      1,094
                                         =========       ==========       =========
Ratio of net  charge-offs  to average
   net loans outstanding (annualized)           --%              --%          0.12%
                                         =========       ==========       =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The financial condition and results of operations of the Company are primarily dependent upon those of the Bank. The Bank's principal business has historically consisted of offering savings and other deposits to the general public and using the funds from such deposits to make loans secured by residential real estate. The Company's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. Net income is also affected by, among other things, provisions for loan losses and non-interest expense. The Company's principal operating expenses, other than interest expense, consist of compensation and benefits, occupancy and equipment, federal deposit insurance costs and other general and administrative expenses. Operating results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve System; and the actions of bank regulatory authorities.

         When used in this report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among others, these risks and uncertainties include changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition, and uncertainties related to year 2000. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from its forward-looking statements. The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Capability of the Company's Data Processing to Accommodate the Year 2000

         Like most providers of financial services, the Company relies upon computers for the daily conduct of its business and for data processing generally. There is a concern that on January 1, 2000 computers will be unable to "read" the new year and, as a consequence, there may be widespread computer malfunctions. Management has developed a formal plan to resolve the Year 2000 issue and has been addressing this issue with the Company's data processing service center (the "Data Center"). The Data Center has advised the Company that the Year 2000 issue should not affect the Company's external data processing. The Company is in the process of testing its computer applications and hardware to ensure that they will be able to read the year 2000. The Data Center completed the first phase of testing, and identified certain problem areas and failed tests. These exceptions were addressed, and the second phase of testing was completed in March 1999. The Data Center and the Company then began the final phase of testing which was completed in April 1999. All tests have now been completed with satisfactory results.

         The Company completed its contingency plan in May 1999. The plan includes, among other things, various strategies to deal with loss of electrical power, telecommunications, and Data Center failures. The Plan assigns responsibilities to members of a recovery team and establishes time-frames to provide for the Company to be able to service customers on January 3, 2000 (the first business day of the year).

         The Company has contacted each of its other vendors to ensure that they will be able to provide service in light of the Year 2000 issue. Substantially all vendors have represented to management that they are addressing the Year 2000 issue and expect to be able to provide the services for which the Company has contracted. In addition, since over 99% of the Company's loans are secured by real property (primarily residential property), the ability of the Company's borrowers to be Year 2000 compliant is not a material concern. Management will continue to monitor this issue and report to the Board of Directors on a quarterly basis until full compliance is obtained from all vendors.

         Costs related to the Year 2000 issue are expensed as incurred except for the costs, if any, for new hardware and software that is purchased, which are capitalized. At June 30, 1999, the cumulative costs incurred to address the Year 2000 issue amounted to approximately $163,000. The Company anticipates that the total costs for this project will be approximately $400,000. The costs of the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company (or a conversion that is incompatible with the Company's systems), would not have a material adverse effect on the Company.


Stock Repurchase Program

         The Company announced on July 6, 1999 that it is commencing a stock repurchase program to acquire up to 344,926 shares of its common stock, which represents approximately 15% of the common stock held by persons other than the Mutual Holding Company.

         The repurchases are generally effected through open market purchases, although the Company may consider unsolicited negotiated transactions or other types of repurchases. No shares will be repurchased from directors or officers of the Company. The price to be paid for the shares purchased on the open market will not exceed the greater of the highest independent bid or independent sales price of the Company's common stock on the Nasdaq Market. The number of shares to be purchased in the open market during any day generally is not to exceed 25% of the average daily trading volume of the common stock, except for block purchases. As of August 9, 1999, the Company repurchased a total of 45,000 shares of common stock at a cost of $464,375.


Financial Condition

         The Company's total assets were $298.1 million and $295.3 million at June 30 and March 31, 1999, respectively. The asset growth of $2.8 million was funded primarily by a $3.6 million increase in deposits. The increase in total assets reflects a $9.6 million increase in net loans to $153.1 million and a $6.7 million increase in total securities to $91.7 million at June 30, 1999. The growth in the loan and securities portfolios was funded by the deposit growth, as well as a decrease of $16.4 million in Federal funds reflecting the Company's ongoing strategy to redeploy short-term liquid assets into higher yielding loans and securities. Total deposits amounted to $240.9 million at June 30, 1999, as compared to $237.3 million at March 31, 1999. Total stockholders' equity amounted to $54.8 million at June 30, 1999 as compared to $55.0 million at March 31, 1999. The slight decrease in stockholders' equity reflects an increase in accumulated other comprehensive loss, net of taxes, to $650,000 at June 30, 1999 from $132,000 at March 31, 1999.

Results of Operations

         General. The Company reported net income of $661,000 for the quarter ended June 30, 1999, as compared to net income of $746,000 for the quarter ended June 30, 1998. The decrease in net income was due primarily to an increase in non-interest expenses of $611,000, partially offset by an increase in net interest income of $297,000 and a $93,000 decrease in income tax expense.

         Net Interest Income. Net interest income for the quarter ended June 30, 1999 amounted to $2.6 million, a $297,000 increase from the same period in the prior year. The Company's interest rate spread was 3.01% and 3.28% for the quarters ended June 30, 1999 and 1998, respectively. The Company's net interest margin for those periods was 3.61% and 3.70%, respectively. The decreases in the interest rate spread and net interest margin are a result of the general decrease in interest rates on loans and mortgage-backed securities. The low interest rates during the past year have caused many homeowners to refinance existing homes and has created demand for loans to purchase new homes. Most customers have opted for fixed rate loans which is the Bank's primary mortgage product. This resulted in the overall growth of the loan portfolio but this growth was at lower interest rates than the existing loan portfolio. In addition, the low interest rates resulted in accelerated prepayments of mortgage-backed securities. The cash flows from mortgage-backed securities were also reinvested at lower rates than the existing securities portfolio.

         Interest Income. Interest income totaled $4.8 million in the quarter ended June 30, 1999 as compared to $4.5 million for the same period in the prior year. This increase is due to a $39.4 million increase in average interest-earning assets to $287.0 million during the quarter ended June 30, 1999 as compared to $247.6 million for the same quarter in the prior year, partially offset by a 62 basis point decrease in the average yield on interest-earning assets to 6.74%. The increase in the average balance of interest-earning assets was due to investment of funds from deposit growth during the past year and the Offering proceeds.

         Interest income on loans increased $135,000 or 4.9% to $2.9 million for the current quarter, due primarily to a $18.1 million increase in the average balance to $148.0 million. The increase in the average balance was partially offset by a 67 basis point decrease in the yield earned to 7.78% for the quarter ended June 30, 1999 as compared to the same quarter in the prior year. The growth of the loan portfolio is a result of the low interest rate environment, which has created a strong demand for fixed rate loans (the Company's primary mortgage loan product). The low interest rates have also created a strong market for home purchases and the refinancing of existing mortgage loans in the Company's market area. The new loan production and the refinancing activity were also the primary reasons for the decrease in the yield earned on mortgage loans since the rates on these loans are lower than those of the existing portfolio.

         Interest income on mortgage-backed securities amounted to $851,000 for the quarter ended June 30, 1999 as compared to $873,000 for the same quarter in 1998. This decrease is due to a 63 basis point decrease in the average yield earned to 5.91% partially offset by a $4.2 million increase in the average balance to $57.7 million. Many of these mortgage-backed securities have rates that adjust annually, typically based on Treasury bill rates. As a result, these securities have also experienced declining yields. In addition, principal prepayments have resulted in declining yields on the mortgage-backed securities portfolio from the acceleration of premium amortization.

         Interest on other securities increased $266,000 to $491,000 for the quarter ended June 30, 1999 as compared to $225,000 for the same quarter in 1998. The average balance of other securities was $32.2 million for the quarter ended June 30, 1999 as compared to $15.0 million for the same quarter in the prior year and the average yield earned increased 11 basis points to 6.12%.

         Interest earned on federal funds decreased $87,000 to $407,000 for the 1999 quarter as compared to $494,000 for the quarter ended June 30, 1998. This decrease is due to a $750,000 decrease in the average balance to $34.2 million as compared to $35.0 million for the same quarter in 1998. In addition, the yield earned on federal funds decreased 90 basis points to 4.77% as compared to 5.67% in 1998.

          Interest income on certificates of deposit at other financial institutions amounted to $158,000 for the quarter ended June 30, 1999 as compared to $178,000 for the same quarter in the prior year. This decrease reflects a 60 basis point decrease in the average yield earned to 5.54% and a $202,000 decrease in the average balance to $11.4 million for the 1999 quarter from $11.6 million for the same quarter in 1998.

         Interest Expense. Interest expense for the quarter ended June 30, 1999 totaled $2.2 million as compared to $2.3 million for the quarter ended June 30, 1998. The average balance of interest-bearing liabilities increased $18.0 million to $240.5 million for the quarter ended June 30, 1999 from $222.5 million for the same quarter in the prior year. The increase in the average balance is due primarily to a $17.9 million increase in the average balance of deposits to $238.8 million. The average cost of interest-bearing liabilities decreased 34 basis points to 3.73% for the quarter ended June 30, 1999 as compared to the same quarter in the prior year.

         Interest on time deposits totaled $1.7 million for the current quarter as compared to $1.6 million for the same quarter in 1998. This increase is primarily a result of a $16.8 million or 14.0% increase in the average balance of time deposits to $137.3 million for the quarter ended June 30, 1999 as compared to the same quarter in 1998. The increase in the average balance of time deposits was partially offset by a 45 basis point decrease in the average cost to 4.93%. Total interest expense on other deposit accounts (passbook, club, money market and NOW accounts) amounted to $539,000 for the quarter ended June 30, 1999 as compared to $632,000 for the same quarter in the prior year. The average balance of these accounts was $101.5 million for the 1999 quarter as compared to $100.5 million for the same quarter in 1998, and the overall average rate was 2.13% and 2.52% for the respective periods.

         Provision for Loan Losses. The provision for loan losses was $25,000 for the quarter ended June 30, 1999 as compared to $81,000 for the quarter ended June 30, 1998. Non-performing loans amounted to $817,000 or 0.53% of total loans at June 30, 1999 as compared to $1.1 million or 0.75% of total loans at March
31, 1999 and $1.5 million or 1.11% of total loans at June 30, 1998. The allowance for loan losses amounted to $1.1 million at June 30, 1999 and March 31, 1999. There were no loan charge-offs during the quarters ended June 30, 1999 and 1998.

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

         Non-Interest Income. Non-interest income totaled $130,000 for the quarter ended June 30, 1999 as compared to $50,000 for the quarter ended June 30, 1998. The $80,000 increase primarily reflects an $81,000 gain on the sale of real estate owned in the current quarter. Service fees, which consist principally of service charges on deposit accounts, late charges on loans and various other service fees, amounted to $49,000 and $50,000 for the quarters ended June 30, 1999 and 1998, respectively.

         Non-Interest Expense. Non-interest expense totaled $1.6 million for the quarter ended June 30, 1999 as compared to $994,000 for the quarter ended June 30, 1998. Compensation and benefits increased $193,000 to $735,000 in the quarter ended June 30, 1999 as compared to $542,000 in the quarter ended June 30, 1998. The increase in compensation and benefits was primarily due to a $132,000 increase in salaries and $52,000 in expense recognized in the current quarter for the Bank's ESOP which did not exist in the first quarter of the prior year. The increase in salaries is due to staffing increases attributed primarily to the new branch that was opened in December 1998 and a branch office in Greenwich, Connecticut that is expected to open in September 1999. Occupancy and equipment increased $136,000 to $193,000 due primarily to expenses related to the new branch locations and a refund of real estate taxes in 1998 as a result of certiorari proceedings. Other non-interest expenses increased $198,000 to $465,000 for the quarter ended June 30, 1999 as compared to the same quarter in 1998. This increase is due primarily to professional fees related to the establishment of a real estate investment trust ("REIT"). The REIT was established in April 1999 to provide a lower effective tax rate for fiscal year 2000 and beyond. The increase in other non-interest expense is also due to additional costs related to operations as a public company and costs incurred in establishing the new branches.

         Income Taxes. Income tax expense amounted to $424,000 for the quarter ended June 30, 1999 as compared to $517,000 in the same quarter in 1998. The effective tax rates for those same periods were 39% and 41%, respectively.


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

         The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 5%. At June 30, 1999, the Bank's liquidity ratio under OTS regulations was approximately 32%.

         The primary investing activities of the Company are the origination of loans and the purchase of securities. For the quarter ended June 30, 1999 and for the year ended March 31, 1999, the Company originated loans totaling $15.6 million and $44.2 million, respectively. The Company purchased securities, including mortgage-backed securities, totaling $12.4 million for the quarter ended June 30, 1999 and $47.3 million for the year ended March 31, 1999.

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

         At June 30, 1999, the Company had outstanding loan commitments of $21.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from June 30, 1999, totaled $125.5 million. Management believes that a significant portion of such deposits will remain with the Company.

         The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At June 30, 1999, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

         The following table sets forth the capital position of the Bank as calculated at June 30, 1999. The Bank's capital level reflects the receipt of $9.0 million from Sound Federal Bancorp for the Bank's issuance of common stock, equal to 50% of the net proceeds received in the Offering. Accordingly, the actual capital amounts and ratios set forth below do not include additional capital retained by Sound Federal Bancorp.



                                                                                   OTS Requirements
                                                                    ____________________________________________
                                                                    Minimum Capital            Classification as
                                             Bank Actual                Adequacy              Well Capitalized
                                         ___________________     _____________________       ___________________
                                         Amount       Ratio        Amount       Ratio        Amount       Ratio
                                         _______      _____      _________     _______       ______       ______
                                                                 (Dollars in thousands)
June 30, 1999
Tangible capital....................  $   44,198       14.8%     $   4,481        1.5%
Tier I (core) capital...............      44,198       14.8         11,949        4.0     $   14,936     5.0%
Risk-based capital:
   Tier I...........................      44,198        38.2                                   6,944     6.0
   Total............................      45,249        39.1         9,259        8.0         11,573    10.0

March 31, 1999
Tangible capital....................  $   43,551       14.8%     $   4,439        1.5%
Tier I (core) capital...............      43,551       14.8          8,878        3.0     $   14,796     5.0%
Risk-based capital:
   Tier I...........................      43,551       38.3                                    6,820     6.0
   Total............................      44,577       39.2          9,094        8.0         11,367    10.0


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 1999, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

         During the quarter ended June 30, 1999, there were no significant changes in the Company's assessment of market risk.

Part II--OTHER INFORMATION

Item 1.  Legal Proceedings

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






                                         Sound Federal Bancorp
                                         ---------------------------------------
                                         (Registrant)




                                         By:      /s/ Anthony J. Fabiano
                                            Anthony J. Fabiano
                                            Duly Authorized and Chief Financial
                                            and Accounting Officer
August 10, 1999