Form 10-Q
period 1999-09-30
SOUND FEDERAL BANCORP
filed 1999-11-12
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

     (Mark One)

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No   .
                                              ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



                                                      Shares
                                                   Outstanding at
              Class                              November 10 , 1999
            ---------                            ------------------
            Common Stock,                            5,072,218
            par value, $0.10

                                                 TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 1999 and March 31, 1999..1

         Consolidated Statements of Income for the Quarters and Six Months
         ended September 30, 1999 and 1998.....................................2

         Consolidated Statement of Changes in Stockholders' Equity  for the
         Six Months ended September 30, 1999...................................3

         Consolidated Statements of Cash Flows for the Six Months
         ended September 30, 1999 and 1998.....................................4

         Notes to Unaudited Consolidated Financial Statements..................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

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

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

Part 1. - Financial Information

Item 1.  Financial Statements

Sound Federal Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)

( Dollars in thousands, except per share data)                                           September 30,            March 31,

Assets
 Cash and due from banks.......................................................            $     7,976            $     5,082
 Federal funds sold............................................................                 26,500                 44,400
 Certificates of deposit.......................................................                 12,078                 10,686
 Securities:
    Available-for-sale, at fair value..........................................                 54,929                 39,402
    Held-to-maturity, at amortized cost (fair value of $38,456 and $45,087
    at September 30, 1999 and March 31, 1999, respectively)....................                 39,250                 45,590
                                                                                          ------------           ------------
          Total securities.....................................................                 94,179                 84,992
                                                                                          ------------           ------------

 Loans, net:
     Mortgage loans............................................................                162,843                143,626
     Consumer loans............................................................                    888                  1,004
     Allowance for loan losses (Note 4)........................................                 (1,144)                (1,094)
                                                                                          -------------          -------------
          Total loans, net.....................................................                162,587                143,536
                                                                                          ------------           ------------

 Accrued interest receivable...................................................                  1,842                  1,436
 Federal Home Loan Bank stock..................................................                  1,884                  1,884
 Premises and equipment, net...................................................                  2,999                  1,935
 Other assets..................................................................                  2,058                  1,360
                                                                                           -----------            -----------
           Total assets........................................................      $         312,103      $         295,311
                                                                                          ============           ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits.................................................................      $         255,805      $         237,279
      Mortgagors' escrow funds................................................                   1,538                  2,480
      Accrued expenses and other liabilities...................................                  1,244                    568
                                                                                           ------------           -----------
         Total liabilities.....................................................                258,587                240,327
                                                                                           ------------           -----------
  Stockholders' equity:
     Preferred stock ($0.01 par value; 10,000,000 shares
     Common stock ($0.10 par value; 20,000,000 shares authorized; 5,212,218 shares
     Additional paid-in capital................................................                 22,429                 22,430
     Common stock held by Employee Stock Ownership Plan ("ESOP") ..............                 (1,583)                (1,681)
     Retained earnings.........................................................                 34,428                 33,846
     Treasury stock, at cost (135,000 shares at September 30, 1999)............                 (1,393)                    --
     Accumulated other comprehensive loss, net of taxes (Note 5)...............                   (886)                  (132)
                                                                                         --------------         -------------
         Total stockholders' equity............................................                 53,516                 54,984
                                                                                          ------------            -----------
         Total liabilities and stockholders' equity............................       $        312,103       $        295,311
                                                                                           ============           ===========

See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                                    For the Quarter Ended           For the Six Months Ended
                                                                         September 30,                    September 30,
                                                                   -----------------------         --------------------------
                                                                     1999           1998              1999            1998
                                                                     ----        -------              ----            ----
   Interest and Dividend Income
    Loans.....................................................   $      2,961    $      2,736    $      5,832    $      5,472
    Securities................................................          1,419           1,041           2,760           2,138
    Federal funds sold and certificates of deposit............            513             739           1,078           1,411
    Other earning assets......................................             47              52              92              91
                                                                    ---------       ---------       ---------       ---------
    Total interest and dividend income........................          4,940           4,568           9,762           9,112
                                                                    ---------       ---------       ---------       ---------

   Interest Expense
    Deposits..................................................          2,322           2,315           4,548           4,561
     Other interest-bearing liabilities.......................             13              37              24              47
                                                                    ---------       ---------       ---------       ---------
    Total interest expense....................................          2,335           2,352           4,572           4,608
                                                                    ----------      ---------       ---------       ---------

    Net interest income.......................................          2,605           2,216           5,190           4,504
    Provision for loan losses (Note 4)........................             25              70              50             151
                                                                    ---------       ---------       ---------       ---------
    Net interest income after provision for loan losses.......          2,580           2,146           5,140           4,353
                                                                    ---------       ---------       ---------       ---------

   Non-Interest Income
     Service charges and fees.................................             51              39             100              89
     Gain on sale of real estate owned........................             --              --              81              --
                                                                    ---------       ---------       ---------        --------
     Total non-interest income................................             51              39             181              89
                                                                    ---------       ---------       ---------       ---------

   Non-Interest Expense
     Compensation and benefits................................            796             738           1,531           1,280
     Occupancy and equipment..................................            235              91             428             148
     Data processing service fees.............................             60              63             155             120
     Advertising and promotion................................            120              30             196              68
     Other....................................................            502             211           1,008             511
                                                                    ---------       ---------       ---------       ---------
     Total non-interest expense...............................          1,713           1,133           3,318           2,127
                                                                    ---------       ---------       ---------       ---------

    Income before income tax expense..........................            918           1,052           2,003           2,315
    Income tax expense........................................            291             386             715             903
                                                                    ---------       ---------       ---------       ---------
    Net income................................................   $        627    $        666    $      1,288    $      1,412
                                                                    =========       =========       =========       =========

   Basic earnings per common share (Note 3)                      $       0.13                    $       0.26
                                                                    =========                       =========




See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 1999
(Unaudited)
(Dollars in thousands)



                                                                       Common                           Accumulated
                                                         Additional     Stock                              Other         Total
                                                Common    Paid-In      Held By   Retained   Treasury   Comprehensive   Stockholders'
                                                Stock     Capital       ESOP     Earnings     Stock        Loss          Equity
                                                -----     -------       ----     --------     -----        ----          ------
Balance at March 31, 1999....................  $  521     $ 22,430  $   (1,681) $   33,846   $   --   $      (132)     $    54,984
Net income...................................      --          --          --        1,288       --            --            1,288
Other comprehensive loss (Note 5)............      --          --          --          --        --          (754)            (754)
                                                                                                                        ----------
  Total comprehensive income (Note 5)........                                                                                  534
Dividends declared...........................      --          --          --         (706)       --         --              (706)
Repurchase of common stock (135,000 shares)..      --          --          --          --     (1,393)        --            (1,393)
ESOP shares committed to be released for
  allocation (9,606 shares)..................      --           (1)         98          --        --           --               97
                                               ------     --------     -------    --------   -------    ---------       ----------
Balance at September 30, 1999................  $  521     $ 22,429  $   (1,583) $   34,428    (1,393) $      (886)     $    53,516
                                               ======     ========     ========   ========   ========   ==========      ==========






See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)

                                                                                     For the Six Months Ended
                                                                                          September 30,
                                                                             ----------------------------------------
                                                                                      1999                 1998
                                                                             -------------------   ------------------
OPERATING ACTIVITIES
  Net income............................................................     $         1,288       $         1,412
  Adjustments to reconcile net income to net
         Provision for loan losses......................................                  50                   151
         Depreciation expense...........................................                 103                    74
            ESOP expense................................................                  97                    --
         Deferred income tax benefit....................................                 (34)                 (140)
         Gain on sale of real estate owned..............................                 (81)                   --
         Other adjustments, net.........................................                  75                  (583)
                                                                                  ------------        -------------
            Net cash provided by operating activities...................               1,498                   914
                                                                                  ------------        ------------

INVESTING ACTIVITIES
      Available-for-sale................................................             (19,243)                   --
      Held-to-maturity..................................................                  --                (8,976)
  Proceed from principal payments, maturities and calls of
        securities ....................................................                8,720                11,967
  Disbursements for loan originations...................................             (29,939)              (22,863)
  Principal collection on loans.........................................              10,718                13,817
  Net increase in certificates of deposit...............................              (1,392)                  493
  Proceeds from sale of real estate owned...............................                 314                    --
  Purchases of premises and equipment...................................              (1,167)                 (180)
                                                                                  -----------         -------------
            Net cash used in investing activities.......................             (31,989)               (5,742)
                                                                                  -----------         -------------

FINANCING ACTIVITIES
  Net increase in deposits..............................................                18,526               9,233
  Net decrease in mortgage escrow deposits..............................                  (942)             (1,217)
  Dividends paid........................................................                  (706)                 --
  Purchase of treasury stock............................................                (1,393)                 --
  Proceeds from stock subscriptions.....................................                    --              16,824
                                                                                  -------------        -----------
            Net cash provided by financing activities...................                15,485              24,840
                                                                                  -------------        -----------

  (Decrease) increase in cash and cash equivalents......................               (15,006)             20,012
  Cash and cash equivalents at beginning of period......................                49,482              42,111
                                                                                  ------------         -----------
  Cash and cash equivalents at end of period............................     $          34,476      $       62,123
                                                                                  ============         ===========

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................     $           4,448      $        4,578
  Income taxes paid.....................................................                   773                 990
   Loans transferred to real estate owned...............................                   124                 357
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

3.       Earnings Per Share

          Weighted average common shares of 4,967,074 and 5,031,204 were used in calculating basic earnings per share for the quarter and six months ended September 30, 1999, respectively. In computing basic EPS, outstanding shares include all shares issued to the Mutual Holding Company and contributed to the Charitable Foundation, but exclude unallocated ESOP shares that have not been committed to be released to participants. For the quarter and six months ended September 30,1999, the Company had no outstanding stock options or other contracts that could result in the issuance of additional common shares and, accordingly, diluted earnings per share has not been presented. The Company completed the Reorganization and Offering on October 8, 1998. As a result, per share data has not been presented for the quarter and six months ended September 30, 1998.


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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                               Quarter Ended                  Six Months Ended              Year Ended
                                                September 30,                  September 30,                 March 31,
                                       -----------------------------   ---------------------------           ---------
                                            1999            1998            1999           1998               1999
                                       -------------   -------------   -------------  ------------            ----
                                                           (dollars in thousands)
Balance at beginning of period....     $     1,119     $     1,065     $     1,094    $       984            $     984
Provision for loan losses.........              25              70              50            151                  272
Mortgage loans charged off........              --             (73)             --            (73)                (162)
                                         ----------      --------------------------     ----------         -----------
Balance at end of period..........     $     1,144     $     1,062     $     1,144    $     1,062                1,094
                                         =========       =========       =========      ==========          ==========

5.       Comprehensive Income (Loss)

           The Company's other comprehensive income (loss) represents net unrealized holding gains and losses arising during the period on securities available-for-sale, net of related income taxes. The components are as follows for the periods indicated.


                                                                      Other
                                Pre-Tax              Tax           Comprehensive
                                 Loss               Effect            Loss
                             ------------      ------------      ---------------
Quarter Ended:
   September 30, 1999        $     (404)       $      168         $      (236)
   September 30, 1998                (5)                2                  (3)

Six Months Ended:
   September 30, 1999            (1,277)              523                (754)
   September 30, 1998               (10)                4                  (6)



         Total comprehensive income (net income and other comprehensive income or loss) amounted to $391,000 and $534,000, respectively, for the quarter and six months ended September 30, 1999, compared to $663,000 and $1,406,000, respectively, for the quarter and six months ended September 30, 1998.

         The Company's accumulated other comprehensive loss, which is included in stockholders' equity, represents the unrealized loss on securities available-for-sale of $1.5 million and $223,000 at September 30, 1999 and March 31, 1999, respectively, less related income taxes of $614,000 and $91,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The financial condition and results of operations of the Company are primarily dependent upon those of the Bank. The Bank's principal business has historically consisted of offering savings and other deposits to the general public and using the funds from such deposits to make loans secured by residential real estate. The Company's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. Net income is also affected by, among other things, provisions for loan losses and non-interest expense. The Company's principal operating expenses, other than interest expense, consist of compensation and benefits, occupancy and equipment, and other general and administrative expenses. Operating results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve System; and the actions of bank regulatory authorities.

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


Capability of the Company's Data Processing to Accommodate the Year 2000

         Like most providers of financial services, the Company relies upon computers for the daily conduct of its business and for data processing generally. There is a concern that on January 1, 2000 computers will be unable to "read" the new year and, as a consequence, there may be widespread computer malfunctions. Management has developed a formal plan to resolve the Year 2000 issue and has been addressing this issue with the Company's data processing service center (the "Data Center"). The Data Center has advised the Company that the Year 2000 issue should not affect the Company's external data processing. The Company has completed testing its computer applications and hardware to ensure that they will be able to read the year 2000. All tests have now produced satisfactory results.

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

         The Company has contacted each of its vendors to ensure that they will be able to provide service in light of the Year 2000 issue. All mission-critical vendors have represented to management that they have addressed the Year 2000 issue and expect to be able to provide the services for which the Company has contracted. In addition, since over 99% of the Company's loans are secured by real property (primarily residential property), the ability of the Company's borrowers to be Year 2000 compliant is not a material concern. Management will continue to monitor this issue and report to the Board of Directors on a quarterly basis.

         Costs related to the Year 2000 issue are expensed as incurred except for the costs, if any, for new hardware and software that is purchased, which are capitalized. At September 30, 1999, the cumulative costs incurred to address the Year 2000 issue amounted to approximately $170,000. The Company estimates that the total costs related to the Year 2000 issue will be approximately $225,000, based on numerous assumptions concerning future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that this estimate will be achieved, and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company (or a conversion that is incompatible with the Company's systems), would not have a material adverse effect on the Company.


Stock Repurchase Program

         The Company announced on July 6, 1999 that it was commencing a stock repurchase program to acquire up to 344,926 shares of its common stock, which represents approximately 15% of the common stock held by persons other than the Mutual Holding Company. As of September 30, 1999, the Company had acquired 135,000 shares of its common stock at a total cost of approximately $1.4 million, or an average of $10.32 per share.


Financial Condition

         The Company's total assets were $312.1 million and $295.3 million at September 30, 1999 and March 31, 1999, respectively. The $16.8 million increase in assets was funded primarily by an $18.5 million increase in deposits. The increase in total assets reflects a $19.1 million increase in net loans to $162.6 million and a $9.2 million increase in total securities to $94.2 million. The growth in the securities and loan portfolios was funded by the deposit growth as well as a decrease of $17.9 million in Federal funds reflecting the Company's ongoing strategy to redeploy short-term liquid assets into higher yielding loans and securities. Total deposits amounted to $255.8 million at September 30, 1999, as compared to total deposits of $237.3 million at March 31, 1999. Total equity decreased $1.5 million to $53.5 million at September 30, 1999 as compared to $55.0 million at March 31, 1999, primarily due to a $1.4 million increase in treasury stock, a $754,000 increase in the after-tax net unrealized loss on securities available for sale and the payment of cash dividends of $706,000, partially offset by net income of $1.3 million for the six months ended September 30, 1999.


Results of Operations

         General. The Company reported net income of $627,000 for the quarter ended September 30, 1999, as compared to net income of $666,000 for the quarter ended September 30, 1998. The results for the current quarter reflect an increase in non-interest expenses of $580,000, substantially offset by an increase in net interest income of $389,000, a decrease of $45,000 in the provision for loan losses and a $95,000 decrease in income tax expense. The increase in non-interest expenses for the current quarter included $118,000 in expenses related to the establishment of a real estate investment trust ("REIT").

         For the six months ended September 30, 1999, net income was $1.3 million as compared to $1.4 million for the same period in 1998. The results for the current six month period reflect a $1.2 million increase in non-interest expenses, substantially offset by a $686,000 increase in net interest income, a $101,000 decrease in the provision for loan losses and a $188,000 decrease in income tax expense. The increase in non-interest expenses for the current six month period include $225,000 in expenses related to the establishment of the REIT.

         Net Interest Income. Net interest income for the quarter ended September 30, 1999 amounted to $2.6 million, a $389,000 increase from the same period in the prior year. The interest rate spread was 2.97% and 3.04% for the quarters ended September 30, 1999 and 1998, respectively. The net interest margin for those periods was 3.54% and 3.42%, respectively.

         For the six months ended September 30, 1999, net interest income increased $686,000 to $5.2 million as compared to the same period in the prior year. The interest rate spread was 2.99% for the six months ended September 30, 1999 as compared to 3.16% for the same period in the prior year. For those same periods, the net interest margin was 3.57% and 3.55%, respectively. The decrease in the interest rate spread is a result of the general decrease in interest rates on loans and securities, and the increase in time deposits which represent 57.3% of average interest-bearing liabilities for the six months ended September 30, 1999 as compared to 53.6% for the same period last year. The low interest rates during the past year have caused many homeowners to refinance existing home mortgages and has created demand for loans to purchase new homes. Most customers have opted for a fixed rate loan which is the Bank's primary mortgage product. This resulted in the overall growth of the loan portfolio but this growth was at lower interest rates than the existing loan portfolio. In addition, the low interest rates resulted in accelerated prepayments of mortgage-backed securities. The cash flows from mortgage-backed securities were also reinvested at lower rates than the existing securities portfolio.

         Interest Income. Interest income totaled $4.9 million in the quarter ended September 30, 1999 as compared to $4.6 million for the same period in the prior year. This increase is due to a $35.3 million increase in average interest-earning assets to $292.4 million during the quarter ended September 30, 1999 as compared to $257.1 million for the same quarter in the prior year, partially offset by a 35 basis point decrease in the average yield on interest-earning assets to 6.70%. The increase in the average balance of interest-earning assets was due to investment of funds from deposit growth during the past year and the Offering proceeds.

         For the six months ended September 30, 1999, interest income increased $650,000 or 7.1% to $9.8 million as compared to $9.1 million for the six months ended September 30, 1998. Average interest-earning assets increased $37.0 million to $290.0 million from $253.0 million, for the comparative periods. The increase in interest-earning assets was partially offset by a 47 basis point decrease in the average yield earned on total interest-earning assets to 6.71%.

         Loans. Interest income on loans increased $225,000 or 8.2% to $3.0 million for the current quarter as compared to $2.7 million for the same quarter in 1998. This increase is due to a $23.4 million increase in the average balance of loans to $157.6 million partially offset by a 64 basis point decrease in the yield earned to 7.45%. The growth of the loan portfolio is a result of the low interest rate environment during 1998 and the first half of 1999, which created a strong demand for fixed rate loans (the Company's primary mortgage loan product). The low interest rates also created a strong market for home purchases and the refinancing of existing mortgage loans in the Company's market area. The new loan production and the refinancing activity were also the primary reasons for the decrease in the yield earned on mortgage loans since the rates on these loans are lower than those of the existing portfolio. The recent increases in interest rates have caused loan demand to decrease.

         Interest income on loans totaled $5.8 million during the six months ended September 30, 1999 as compared to $5.5 million for the same period in 1998. The average balance of loans increased $20.5 million to $152.7 million and the average yield earned decreased 64 basis points to 7.62%.

         Mortgage-Backed Securities. Interest income on mortgage-backed securities amounted to $792,000 for the quarter ended September 30, 1999 as compared to $811,000 for the same quarter in 1998. The yield earned on mortgage-backed securities decreased 54 basis points to 5.65% as compared to the prior year. This decrease was partially offset by a $3.6 million increase in the average balance of mortgage-backed securities to $55.6 million as compared to $51.9 million for the same quarter in 1998. Many of these mortgage-backed securities have rates that adjust annually, typically based on Treasury bill rates. As a result, these securities repriced to lower rates as interest rates remained low during 1998 and the first half of 1999. In addition, principal prepayments resulted in the acceleration of the amortization of premiums on these securities. This also reduced the yields earned on the mortgage-backed securities portfolio.

         For the six months ended September 30, 1999, interest income on mortgage-backed securities amounted to $1.6 million as compared to $1.7 million for the same period in the prior year. The yield earned decreased 58 basis points to 5.79% as compared to 6.37% in 1998. The decrease in the yields earned was partially offset by a $3.9 million increase in the average balance to $56.6 million.

         Other Securities. Interest on other securities increased $397,000 to $627,000 for the quarter ended September 30, 1999 as compared to $230,000 for the same quarter in 1998. The average balance of other securities was $38.6 million for the quarter ended September 30, 1999 as compared to $14.4 million for the same quarter in the prior year and the average yield earned increased 12 basis points to 6.45%. The increase in the average balance was due to the investment of funds from deposit growth and the Offering.

         Interest on other securities increased $660,000 to $1.1 million for the six months ended September 30, 1999 as compared to $457,000 for the same period in 1998. The average balance of other securities was $35.3 million for the six months ended September 30, 1999 as compared to $14.7 million for the same period in the prior year and the average yield earned increased 9 basis points to 6.30%.

         Federal  Funds.   Interest  on  Federal  funds  decreased  $216,000  to
$349,000, reflecting a $15.6 million decrease in the average balance to $26.4 million and a 9 basis point decrease in the average yield earned to 5.25%.

         Interest on Federal funds decreased $303,000 to $756,000 during the six months ended September 30, 1999 as compared to $1.1 million for the same period in 1998. This decrease is due to an $8.3 million decrease in the average balance of Federal funds to $30.6 million and a 50 basis point decrease in the average yield earned to 4.92%. The decrease in the average balance of Federal funds reflects the Company's ongoing strategy to redeploy short-term liquid assets into higher yielding loans and securities.

         Certificates of Deposit. Interest income on certificates of deposit at other financial institutions amounted to $165,000 for the quarter ended September 30, 1999 as compared to $174,000 for the same quarter in the prior year. This decrease reflects a 34 basis point decrease in the average yield earned to 5.64% partially offset by a $64,000 increase in the average balance to $11.6 million for the 1999 quarter from $11.5 million for the same quarter in 1998.

         For the six months ended September 30, 1999, interest income on certificates of deposit at other financial institutions amounted to $322,000 as compared to $351,000 for the same period in 1998. The decrease in interest earned is due to a $78,000 decrease in the average balance to $11.5 million and a 46 basis point decrease in the yield earned to 5.59%.

         Interest Expense. Interest expense for the quarter ended September 30, 1999 totaled $2.3 million, virtually unchanged from the quarter ended September 30, 1998. The average balance of interest-bearing liabilities increased $15.1 million to $247.9 million for the quarter ended September 30, 1999 from $232.8 million for the same quarter in the prior year and the average cost of these liabilities decreased 27 basis points to 3.74%. The increase in the average balance is due primarily to an $18.6 million increase in the average balance of time deposits to $142.9 million from $124.3 million in the prior year. This deposit growth reflects the opening of the Bank's New City supermarket branch in December 1998 and the Greenwich branch in September 1999.

         For the six months ended September 30, 1999, interest expense totaled $4.6 million, virtually unchanged from the corresponding period in the prior year. The average balance of interest-bearing liabilities for these same periods increased $16.4 million and the average cost of these liabilities decreased 30 basis points to 3.73%.

         Interest on time deposits totaled $1.8 million for the current quarter as compared to $1.7 million for the same quarter in 1999. This increase is primarily a result of an $18.6 million or 15.0% increase in the average balance of time deposits to $142.9 million for the quarter ended September 30, 1999 as compared to the same quarter in 1998. The increase in the average balance of time deposits was substantially offset by a 45 basis point decrease in the average cost to 4.91%. Total interest expense on other deposit accounts (passbook, club, money market and NOW accounts) amounted to $555,000 for the quarter ended September 30, 1999 as compared to $636,000 for the same quarter in the prior year. The average balance of these accounts was $102.9 million for the 1999 quarter as compared to $102.5 million for the same quarter in 1998, and the overall average rate was 2.14% and 2.46% for the respective periods.

         For the six months ended September 30, 1999, interest on time deposits totaled $3.5 million as compared to $3.3 million for the same quarter in 1998. This increase is primarily a result of an $18.0 million increase in the average balance of time deposits to $140.2 million as compared to $122.2 million for the same period in 1998. The increase in the average balance of time deposits was substantially offset by a 46 basis point decrease in the average cost to 4.92%. Total interest expense on other deposit accounts (passbook, club, money market and NOW accounts) amounted to $1.1 million for the six months ended September 30, 1999 as compared to $1.3 million for the same period in the prior year. The average balance of these accounts was $102.5 million for the 1999 period as compared to $101.9 million for the same period in 1998, and the overall average rate was 2.13% and 2.48% for the respective periods.

         Provision for Loan Losses. The provision for loan losses was $25,000 for the quarter ended September 30, 1999 as compared to $70,000 for the quarter ended September 30, 1998. For the six months ended September 30, 1999 and 1998, the provision for loan losses amounted to $50,000 and $151,000, respectively. The reduced provision for loan losses is deemed appropriate in light of the Company's improved asset quality compared to prior periods. Non-performing loans amounted to $759,000 or 0.46% of total loans at September 30, 1999, as compared to $1.1 million or 0.75% of total loans at March 31, 1999 and $1.0 million or 0.76% of total loans at September 30, 1998. The allowance for loan losses amounted to $1.1 million at both September 30, 1999 and March 31, 1999. The Company had no charge-offs or recoveries for the quarter and six months ended September 30, 1999, as compared to charge-offs of $73,000 for both the quarter and six months ended September 30, 1998.

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

         Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees. Non-interest income totaled $51,000 and $39,000 for the quarters ended September 30, 1999 and 1998, respectively. For the six months ended September 30, 1999 and 1998, non-interest income totaled $181,000 and $89,000, respectively. Income for the 1999 six month period included an $81,000 gain on the sale of real estate owned.

         Non-Interest Expense. Non-interest expense totaled $1.7 million for the quarter ended September 30, 1999 as compared to $1.1 million for the quarter ended September 30, 1998. This increase is due primarily to an increase of $58,000 in compensation and benefits to $796,000 for the quarter ended September 30, 1999 as compared to $738,000 for the quarter ended September 30, 1998; a $144,000 increase in occupancy costs to $235,000; a $90,000 increase in advertising and promotion; and a $291,000 increase in other non-interest expenses. The increase in compensation and benefits is due primarily to $49,000 in expense recognized in the current quarter for the Company's ESOP, while no expense was recognized in the same quarter of the prior year. The increases in occupancy and equipment and advertising and promotion are primarily a result of the new branches in Greenwich, Connecticut and New City, New York. The Greenwich branch was opened in September 1999 and the New City branch was opened in December 1998. Other non-interest expenses for the current quarter include $118,000 for professional fees related to the establishment of the REIT. The increase in other non-interest expenses was also due to additional costs related to operations as a public company and costs incurred in establishing the new branches.

          For the six months ended September 30, 1999, non-interest expense totaled $3.3 million as compared to $2.1 million for the same period last year. This increase was due primarily to a $251,000 increase in compensation and benefits to $1.5 million; a $280,000 increase in occupancy and equipment; a $128,000 increase in advertising and promotion; and a $497,000 increase in other non-interest expenses. The increases in compensation and benefits are primarily due to $97,000 in ESOP expense for the current six month period, increased costs following the Reorganization and Offering, staff additions and normal salary increases. The increases in occupancy and equipment and advertising and promotion are primarily due to the new branches. Other non-interest expenses for the 1999 six month period include $225,000 for professional fees related to the establishment of the REIT.

         Income Taxes. Income tax expense amounted to $291,000 and $386,000 for the quarters ended September 30, 1999 and 1998, respectively. The effective tax rates for those periods were 31.7% and 36.7%, respectively. For the six months ended September 30, 1999 and 1998, income tax expense amounted to $715,000 and $903,000, respectively, and the effective tax rates were 35.7% and 39.0%, respectively. The lower effective tax rates in the current year reflect the implementation of the REIT.


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

         The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 5%. At September 30, 1999, the Bank's liquidity ratio under OTS regulations was approximately 32%.

         The primary investing activities of the Company are the origination of loans and the purchase of securities. For the quarter and six months ended September 30, 1999 and for the year ended March 31, 1999, the Company originated loans totaling $14.4 million, $29.9 million and $44.2 million, respectively. The Company purchased securities, including mortgage-backed securities, totaling $6.8 million and $19.2 million for the quarter and six months ended September 30, 1999, respectively and $47.3 million for the year ended March 31, 1999.

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

         At September 30, 1999, the Company had outstanding loan commitments of $23.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 1999, totaled $107.3 million. Management believes that a significant portion of such deposits will remain with the Company.

         The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At September 30, 1999, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

         The following table sets forth the capital position of the Bank as calculated at September 30, 1999. The Bank's capital level reflects the receipt of $9.0 million from Sound Federal Bancorp for the Bank's issuance of common stock, equal to approximately 50% of the net proceeds received in the Offering. Accordingly, the actual capital amounts and ratios set forth below do not include additional capital retained by Sound Federal Bancorp.



                                                                              OTS Requirements
                                                                    ------------------------------------------
                                                                    Minimum Capital          Classification as
                                            Bank Actual                Adequacy              Well Capitalized
                                        --------------------      --------------------      -------------------
                                         Amount       Ratio        Amount       Ratio        Amount     Ratio
                                         ------       -----        ------       -----        ------     -----
                                                                 (Dollars in thousands)
September 30, 1999
Tangible capital....................  $   44,774       14.3%     $   4,688        1.5%
Tier I (core) capital...............      44,774        14.3        12,501        4.0     $   15,626     5.0%
Risk-based capital:
   Tier I...........................      44,774        36.3                                   7,410     6.0
   Total............................      45,850       37.1          9,880        8.0         12,350     10.0

Tangible capital....................  $   43,551       14.8%     $   4,439        1.5%
Tier I (core) capital...............      43,551       14.8          8,878        3.0     $   14,796     5.0%
Risk-based capital:
   Tier I...........................      43,551       38.3                                    6,820     6.0
   Total............................      44,577       39.2          9,094        8.0         11,367     10.0

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At September 30, 1999, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

         During the quarter ended September 30, 1999, there were no significant changes in the Company's assessment of market risk.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on July 14, 1999. The purpose of the meeting was the election of three directors of the Company and the ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending March 31, 2000. The results of the votes were as follows:

         Proposal 1 - Election of Directors

                                          For              Withheld
                                    --------------      ----------------
            Bruno J. Gioffre           4,744,725            70,221
            Richard P. McStravick      4,750,025            64,921
            James Staudt               4,747,125            67,821



         Proposal 2 - Ratification of Appointment of KPMG LLP

                        For              Against               Abstain
                   -------------       -----------           ------------
                     4,795,040            7,181                12,725

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






                                        Sound Federal Bancorp
                                        ----------------------------------------
                                        (Registrant)





                                By:      /s/ Anthony J. Fabiano
                                         ---------------------------------------
                                         Anthony J. Fabiano
                                         Duly Authorized and Chief Financial and
                                         Accounting Officer
November 10, 1999