Form 10-Q
period 1999-12-31
SOUND FEDERAL BANCORP
filed 2000-02-11
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

 (Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed from last Report)

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

                                                          Shares
         Class                                         Outstanding at
     Common Stock,                                   February 10 , 2000
    par value, $0.10                                     5,010,218

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         _______________________________
Item 1.  Financial Statements (Unaudited)


         Consolidated Balance Sheets at December 31, 1999 and March 31, 1999......................................1

         Consolidated Statements of Income for the quarters and nine months ended December 31, 1999 and 1998.........................................................................2

         Consolidated Statement of Changes in Stockholders' Equity  for the nine months ended December 31, 1999..................................................................................3

         Consolidated Statements of Cash Flows for the nine months
         ended December 31, 1999 and 1998.........................................................................4

         Notes to Unaudited Consolidated Financial Statements.....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................... 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................15


                          PART II -- OTHER INFORMATION
                          ____________________________

Item 1.  Legal Proceedings.......................................................................................16

Item 2.  Changes in Securities and Use of Proceeds...............................................................16

Item 3.  Defaults upon Senior Securities.........................................................................16

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................16

Item 5.  Other Information.......................................................................................16

Item 6.  Exhibits and Reports on Form 8-K........................................................................16

         Signatures..............................................................................................17

Part 1. - Financial Information
_______________________________

Item 1.  Financial Statements

Sound Federal Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)
( Dollars in thousands, except per share data)                                           December 31,         March 31,
                                                                                             1999               1999
                                                                                     --------------------   ------------

Assets
 Cash and due from banks.......................................................      $           8,531   $        5,082
 Federal funds sold...................................................                          26,000           44,400
 Certificates of deposit.......................................................                 11,074           10,686
 Securities:
    Available-for-sale, at fair value..........................................                 57,270           39,402
    Held-to-maturity, at amortized cost (fair value of $36,555 and $45,087   at
       December 31, 1999 and March 31, 1999, respectively).....................                 37,561           45,590
                                                                                          ------------     ------------
          Total securities.....................................................                 94,831           84,992
                                                                                          ------------     ------------

 Loans, net:
     Mortgage loans............................................................                173,916          143,626
     Consumer loans............................................................                    914            1,004
     Allowance for loan losses (Note 4)........................................                 (1,169)          (1,094)
                                                                                          -------------   -------------
          Total loans, net.....................................................                173,661          143,536
                                                                                          ------------     ------------

 Accrued interest receivable...................................................                  2,028            1,436
 Federal Home Loan Bank stock..................................................                  1,884            1,884
 Premises and equipment, net...................................................                  3,794            1,935
 Other assets..................................................................                  2,023            1,360
                                                                                          ------------      -----------
           Total assets........................................................      $         323,826  $       295,311
                                                                                          ============     ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits.................................................................      $         267,548    $     237,279
      Mortgagors' escrow funds................................................                   2,762            2,480
      Accrued expenses and other liabilities...................................                  1,406              568
                                                                                          ------------      -----------
         Total liabilities.....................................................                271,716          240,327
                                                                                          ------------      -----------
  Stockholders' equity:
     Preferred stock ($0.01 par value; 10,000,000 shares
       authorized; none issued and outstanding)................................                      -                -

     Common stock ($0.10 par value; 20,000,000 shares authorized; 5,212,218 shares
       issued).................................................................                    521              521
     Additional paid-in capital................................................                 22,424           22,430
     Treasury stock, at cost (202,000 shares at December 31, 1999).............                 (2,025)              --
     Common stock held by Employee Stock Ownership Plan ("ESOP") ..............                 (1,537)          (1,681)
     Recognition and Retention Plan ("RRP") stock awards.......................                   (769)              --
     Retained earnings.........................................................                 34,733           33,846
     Accumulated other comprehensive loss, net of taxes (Note 5)...............                 (1,237)            (132)
                                                                                          ------------       -----------
         Total stockholders' equity............................................                 52,110            54,984
                                                                                          ------------       -----------
         Total liabilities and stockholders' equity............................      $         323,826    $      295,311
                                                                                          ============       ===========


See accompanying notes to the unaudited consolidated financial statements.


Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                                     For the Quarter Ended           For the Nine Months Ended
                                                                         December  31,                    December 31,
                                                                     ---------------------           -------------------------
                                                                     1999           1998             1999            1998
                                                                     --------      ----------        --------       ---------
   Interest and Dividend Income
    Loans.....................................................   $      3,219    $      2,791     $     9,051   $      8,263
    Mortgage-backed and other securities......................          1,506           1,003           4,266          3,141
    Federal funds sold and certificates of deposit............            526             860           1,604          2,271

    Other earning assets......................................             44              39             136            130
    Total interest and dividend income........................          5,295           4,693          15,057         13,805


   Interest Expense
    Deposits..................................................          2,598           2,278           7,146          6,839
     Other interest-bearing liabilities.......................             11              14              35             61
    Total interest expense....................................          2,609           2,292           7,181          6,900

    Net interest income.......................................          2,686           2,401           7,876          6,905
    Provision for loan losses (Note 4)........................             25              71              75            222
    Net interest income after provision for loan losses.......          2,661           2,330           7,801          6,683

   Non-Interest Income
     Service charges and fees.................................             51              44             151            133
     Gain (loss) on sale of real estate owned.................             (5)             --              76             --
     Total non-interest income................................             46              44             227            133

   Non-Interest Expense
     Compensation and benefits................................            976             793           2,507          2,073
     Occupancy and equipment..................................            233             157             661            305
     Data processing service fees.............................            159             100             314            220
     Advertising and promotion................................            192              54             388            122
     Other....................................................            448             285           1,456            796
    Contribution of common stock to the Sound Federal
        Savings and Loan Association Charitable Foundation....             --           1,022              --          1,022
     Total non-interest expense...............................          2,008           2,411           5,326          4,538

    Income (loss) before income tax expense...................            699             (37)          2,702          2,278
    Income tax expense........................................            250              57             965            960
    Net income (loss).........................................   $        449    $        (94)   $      1,737   $      1,318

    Basic and diluted earnings (loss) per common share
   (Note 3)...................................................   $       0.09    $      (0.02)   $       0.35


See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine months Ended December 31, 1999 (Unaudited) (Dollars in thousands, except per share data)



                                                                                           Common
                                                               Additional                  Stock          RRP
                                                    Common      Paid-In      Treasury     Held By        Stock       Retained
                                                    Stock       Capital       Stock         ESOP        Awards       Earnings
                                                    -----       -------       -----         ----        ------       --------
Balance at March 31, 1999.....................     $  521       $ 22,430      $   --    $   (1,681)  $       --    $    33,846
Net income....................................         --            --           --           --                        1,737
Other comprehensive loss (Note 5).............         --            --           --           --            --             --

  Total comprehensive income (Note 5).........
Dividends declared ($0.21 per share)..........         --            --            --          --            --           (850)
Repurchase of common stock (202,000 shares)...         --            --        (2,025)         --            --             --
Award of RRP shares...........................         --            --            --          --          (961)            --
Vesting of RRP shares.........................         --            --            --          --           192             --
ESOP shares committed to be released for
   allocation.................................         --             (6)          --          144           --              --
                                                   -------    -----------------------      -------      ----------    --------

Balance at December 31, 1999..................   $    521     $   22,424      $(2,025)  $   (1,537)  $       (769) $    34,733
                                                  =======       ========      ========     ========     ==========    ========






                                                   Accumulated
                                                     Other            Total
                                                  Comprehensive    Stockholders'
                                                      Loss            Equity
                                                     ----            ------
Balance at March 31, 1999.....................  $    (132)     $      54,984
Net income...................................          --              1,737
Other comprehensive loss (Note 5)............       (1,105)           (1,105)
                                                                  ----------
  Total comprehensive income (Note 5)........                            632
Dividends declared ($0.21 per share).........           --              (850)
Repurchase of common stock (202,000 shares)..                         (2,025)
Award of RRP shares..........................           --              (961)
Vesting of RRP shares........................           --               192
ESOP shares committed to be released for
   allocation................................           --               138
                                                  ----------        ---------

Balance at December 31, 1999.................   $   (1,237)    $      52,110
                                                  ==========        ==========



See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)
                                                                                    For the Nine Months Ended
                                                                                           December 31,
                                                                                ----------------------------------
                                                                                      1999                 1998
                                                                                -------------------   ------------
OPERATING ACTIVITIES
  Net income............................................................     $         1,737       $         1,318
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Contribution of common stock to the Sound Federal Savings and
           Loan Association Charitable Foundation.......................                  --                 1,022
      Provision for loan losses.........................................                  75                   222
      Depreciation expense..............................................                 177                   117
      ESOP and RRP expense..............................................                 330                   185
      Deferred income tax expense (benefit).............................                 128                   (15)
      Gain on sale of real estate owned.................................                 (76)                   --
      Other adjustments, net............................................                (646)                 (772)
                                                                                  ------------        -------------
            Net cash provided by operating activities...................               1,725                 2,077
                                                                                  ------------        ------------


INVESTING ACTIVITIES Purchases of securities:
      Available-for-sale................................................             (29,266)              (19,776)
      Held-to-maturity..................................................                  --                (9,976)
  Proceeds from principal payments, maturities and calls of
        securities ....................................................               17,510                20,338
  Disbursements for loan originations...................................             (49,513)              (30,051)
  Principal collection on loans.........................................              19,215                19,842
  Net increase in certificates of deposit...............................                (388)                1,391
  Proceeds from sale of real estate owned...............................                 309                    --
  Purchases of premises and equipment...................................              (2,036)                 (263)
                                                                                  -----------         -------------
            Net cash used in investing activities.......................             (44,169)              (18,495)
                                                                                  -----------         -------------

FINANCING ACTIVITIES
  Net increase in deposits..............................................                30,269               9,788
  Net increase (decrease) in mortgage escrow deposits...................                   282                 (10)
  Dividends paid........................................................                  (850)                 --
  Purchase of treasury stock............................................                (2,025)                 --
  RRP stock awards funded through stock purchases.......................                  (183)                 --
  Net proceeds from stock offering......................................                    --              20,022
                                                                                  -------------        -----------
            Net cash provided by financing activities...................                27,493              29,800
                                                                                  -------------        -----------

  (Decrease) increase in cash and cash equivalents......................               (14,951)             13,382
  Cash and cash equivalents at beginning of period......................                49,482              42,111
                                                                                  ------------         -----------
  Cash and cash equivalents at end of period............................     $          34,531      $       55,493
                                                                                  ============         ===========

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................     $           7,020      $        6,838
  Income taxes paid.....................................................                 1,543               1,360
   Liability for RRP awards not yet funded through stock purchases......                   778                  --
   Loans transferred to real estate owned...............................                   124                 357
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

3.       Earnings Per Share

          Weighted average common shares of 4,813,259 and 4,974,235 were used in calculating basic earnings per share for the quarter and nine months ended December 31, 1999, respectively. In computing basic EPS, outstanding shares include all shares issued to the Mutual Holding Company and contributed to the Charitable Foundation, but exclude unallocated ESOP shares that have not been committed to be released to participants and unvested stock awards pursuant to the Bank's Recognition and Retention Plan. For purposes of computing diluted earnings per share, weighted average shares were 4,814,277 and 4,979,463 and included common stock equivalents of 1,018 shares and 5,228 shares for the quarter and nine months ended December 31, 1999, respectively.


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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                               Quarter Ended                 Nine Months Ended              Year Ended
                                                 December 31,                    December 31,               March 31,
                                       ------------------------------  ------------------------------       ---------
                                            1999            1998            1999           1998               1999
                                       -------------   -------------   -------------  ------------            ----
                                                               (in thousands)
Balance at beginning of period....     $     1,144     $     1,062     $     1,094    $       984      $           984
Provision for loan losses.........              25              71              75            222                  272
Mortgage loans charged off........              --              --              --            (73)                (162)
                                         ----------      ----------      ---------      ----------          -----------
Balance at end of period..........     $     1,169     $     1,133     $     1,169    $     1,133     $          1,094
                                         =========       =========       =========      =========      ===============

5.       Comprehensive Income (Loss)

           The Company's other comprehensive income (loss) represents net unrealized holding gains and losses arising during the period on securities available-for-sale, net of related income taxes. The components are as follows for the periods indicated.




                                                                                                      Other
                                                   Pre-Tax                  Tax                   Comprehensive
                                                    Loss                   Effect                      Loss
                                              --------------        ------------------      --------------------
Quarter Ended:                                                          (in thousands)
   December 31, 1999                        $        (570)         $         219           $           (351)
   December 31, 1998                                  (45)                    18                        (27)

Nine months Ended:
   December 31, 1999                               (1,847)                   742                     (1,105)
   December 31, 1998                                  (55)                    22                        (33)



         Total comprehensive income (net income and other comprehensive income or loss) amounted to $98,000 and $632,000, respectively, for the quarter and nine months ended December 31, 1999. Total comprehensive income (loss) was ($121,000) and $1,285,000, respectively, for the quarter and nine months ended December 31, 1998.

         The Company's accumulated other comprehensive loss, which is included in stockholders' equity, represents the unrealized loss on securities available-for-sale of $2.1 million and $223,000 at December 31, 1999 and March 31, 1999, respectively, less related income taxes of $833,000 and $91,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The financial condition and results of operations of the Company are primarily dependent upon those of the Bank. The Bank's principal business has historically consisted of offering savings and other deposits to the general public and using the funds from such deposits to make loans secured by residential real estate. The Company's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. Net income is also affected by, among other things, provisions for loan losses and non-interest expense. The Company's principal operating expenses, other than interest expense, consist of compensation and benefits, occupancy and equipment, and other general and administrative expenses. Operating results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve Board; and the actions of bank regulatory authorities.

         When used in this report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among others, these risks and uncertainties include changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from its forward-looking statements. The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


 Year 2000 Status

         Like most providers of financial services, the Company relies upon computers for the daily conduct of its business and for data processing generally. There was a concern that on January 1, 2000 computers would not be able to "read" the new year and, as a consequence, they would malfunction. The operating systems of the Company have been performing properly since December 31, 1999 and there have been no interruptions in the Company's business operations. In addition, the Company is not currently aware of any Year 2000 issues that have adversely affected third parties relied upon by the Company for its daily transaction processing and other technology needs. Management recognizes, however, that the possibility exists that adverse effects of the Year 2000 issue may come to light in the future and will continue to monitor this issue accordingly.

         Costs related to the Year 2000 issue are expensed as incurred except for the costs, if any, for new hardware and software that is purchased, which are capitalized. At December 31, 1999, the cumulative costs incurred to address the Year 2000 issue amounted to approximately $186,000. Based on the present status of the issue, the Company does not anticipate incurring any further significant costs related to the Year 2000 issue.

Stock Repurchase Program

         On July 6, 1999 the Company began a stock repurchase program to acquire up to 344,926 shares of its common stock, which represents approximately 15% of the common stock held by persons other than the Mutual Holding Company. As of December 31, 1999, the Company had acquired 202,000 shares of its common stock at a total cost of approximately $2.0 million, or an average of $10.02 per share.


Financial Condition

         The Company's total assets were $323.8 million and $295.3 million at December 31, 1999 and March 31, 1999, respectively. The $28.5 million increase in assets was funded primarily by a $30.3 million increase in deposits. The increase in total assets reflects a $30.1 million increase in net loans to $173.7 million and a $9.8 million increase in total securities to $94.8 million, partially offset by an $18.4 million decrease in Federal funds. The growth in the securities and loan portfolios was funded by the deposit growth as well as the decrease in Federal funds reflecting the Company's ongoing strategy to redeploy short-term liquid assets into higher yielding loans and securities.

         Total deposits amounted to $267.5 million at December 31, 1999, as compared to total deposits of $237.3 million at March 31, 1999. Total equity decreased $2.9 million to $52.1 million at December 31, 1999 as compared to $55.0 million at March 31, 1999, primarily due to a $2.0 million increase in treasury stock, a $1.1 million increase in the after-tax net unrealized loss on securities available for sale, a $769,000 net increase in stock awards under the Sound Federal Savings and Loan Association Recognition and Retention Plan (the "RRP") and the payment of cash dividends totaling $850,000. These decreases in stockholders' equity were partially offset by net income of $1.7 million for the nine months ended December 31, 1999.



Results of Operations

         General. The Company reported net income of $449,000 or $0.09 per share for the quarter ended December 31, 1999, as compared to a net loss of $94,000 or $0.02 per share for the quarter ended December 31, 1998. The results for the current quarter include a pre-tax charge of $193,000 attributable to the vesting of a full 20% of total RRP shares granted during the quarter. Net income for the current quarter would have been approximately $536,000 or $0.11 per share assuming quarterly RRP expense of $48,500. The results for the quarter ended
December 31, 1998 included a $1,022,000 pre-tax charge related to the contribution of 102,200 shares of the Company's common stock to the Sound Federal Savings and Loan Association Charitable Foundation (the "Foundation"). The results for the 1998 quarter also include a pre-tax charge of $185,000 attributable to a full-year contribution to the Bank's Employee Stock Ownership Plan (the "ESOP"). Since the Company's Offering was completed in the quarter ended December 31, 1998, and the ESOP plan year ends on December 31, the entire cost was charged to expense in that quarter. Net income for the 1998 quarter would have been approximately $633,000 or $0.14 per share excluding the contribution to the Foundation and assuming quarterly ESOP expense of $46,000.

         For the nine months ended December 31, 1999, net income was $1.7 million or $0.35 per share as compared to $1.3 million for the same period in 1998. Assuming RRP expense of $145,500 for the nine-month period ended December 31, 1999 (rather than a full-year expense), net income would have been approximately $1.8 million or $0.37 per share. For the nine months ended
December 31, 1998, net income would have been approximately $2.0 million excluding the contribution to the Foundation and assuming ESOP expense of $138,000 (rather than a full-year expense).

         Net Interest Income. Net interest income for the quarter ended December 31, 1999 amounted to $2.7 million, a $285,000 increase from the same period in the prior year. The interest rate spread was 2.94% and 2.84% for the quarters ended December 31, 1999 and 1998, respectively. The net interest margin for those periods was 3.46% and 3.49%, respectively. The increase in the interest rate spread in the current quarter was due to rising interest rates in the second half of 1999 which resulted in an increase in the yields earned on securities and Federal funds. The yields earned on these assets have increased faster than the cost of interest-bearing liabilities. However, over time, the difference in the yield earned on interest-earning assets and the cost of funds will diminish if interest rates continue to rise.

         For the nine months ended December 31, 1999, net interest income increased $971,000 to $7.9 million as compared to the same period in the prior year. The interest rate spread was 2.97% for the nine months ended December 31, 1999 as compared to 3.04% for the same period in the prior year. For both of those periods, the net interest margin was 3.53%. The decrease in the interest rate spread in the nine month period is a result of the general decrease in interest rates on loans and securities, and the increase in time deposits which represented 58.3% of average interest-bearing liabilities for the nine months ended December 31, 1999 as compared to 54.0% for the same period last year. The comparatively low interest rates during 1998 and the first half of 1999 caused many homeowners to refinance existing home mortgages and created demand for loans to purchase new homes. Most customers opted for a fixed rate loan which is the Bank's primary mortgage product. This resulted in the overall growth of the loan portfolio, but this growth was at lower interest rates than the existing loan portfolio. In addition, the low interest rates resulted in accelerated prepayments of mortgage-backed securities. The cash flows from mortgage-backed securities were also reinvested at lower rates than the existing securities portfolio. The increases in interest rates since mid-1999 have caused loan demand to decrease.

         Interest Income. Interest income totaled $5.3 million during the quarter ended December 31, 1999 as compared to $4.7 million for the same period in the prior year. This increase is due to a $32.9 million increase in average interest-earning assets to $307.5 million during the quarter ended December 31, 1999 as compared to $274.6 million for the same quarter in the prior year, and by a 5 basis point increase in the average yield on interest-earning assets to 6.83%. The increase in the average balance of interest-earning assets was due to investment of funds from deposit growth during the past year and the Offering proceeds.

         For the nine months ended December 31, 1999, interest income increased $1.3 million or 9.1% to $15.1 million as compared to $13.8 million for the nine months ended December 31, 1998. Average interest-earning assets increased $36.1 million to $296.0 million from $259.9 million for the comparable nine month period last year. The increase in interest-earning assets was partially offset by a 30 basis point decrease in the average yield earned on total interest-earning assets to 6.75%.

         Loans. Interest income on loans increased $428,000 or 15.3% to $3.2 million for the current quarter as compared to $2.8 million for the same quarter in 1998. This increase is due to a $30.3 million increase in the average balance of loans to $168.6 million partially offset by a 43 basis point decrease in the yield earned to 7.57%. The growth of the loan portfolio is a result of the low interest rate environment during 1998 and the first half of 1999, which created a strong demand for fixed rate loans (the Company's primary mortgage loan product). The low interest rates also created a strong market for home purchases and the refinancing of existing mortgage loans in the Company's market area. The new loan production and the refinancing activity were also the primary reasons for the decrease in the yield earned on mortgage loans since the rates on these loans are lower than those of the existing portfolio. The increases in interest rates since mid-1999 have caused loan demand to decrease.


         Interest income on loans totaled $9.1 million during the nine months ended December 31, 1999 as compared to $8.3 million for the same period in 1998. The average balance of loans increased $23.9 million to $158.1 million and the average yield earned decreased 57 basis points to 7.60%.

         Mortgage-Backed Securities. Interest income on mortgage-backed securities amounted to $826,000 for the quarter ended December 31, 1999 as compared to $753,000 for the same quarter in 1998. This increase was due to a 29 basis points increase in the yield earned to 5.85% as compared to the same quarter last year and a $2.3 million increase in the average balance of mortgage-backed securities to $56.0 million from $53.7 million a year ago.

         For the nine months ended December 31, 1999, interest income on mortgage-backed securities amounted to $2.5 million as compared to $2.4 million for the same period in the prior year. The average balance of mortgage-backed securities increased $3.3 million to $56.6 million. The increase in the average balance was partially offset by a 28 basis point decrease in the yield earned to 5.79%. Many of these mortgage-backed securities have rates that adjust annually, typically based on Treasury bill rates. As a result, these securities repriced to lower rates as interest rates remained low during 1998 and the first half of 1999. In addition, principal prepayments resulted in the acceleration of the amortization of premiums on these securities. This also reduced the yields earned on the mortgage-backed securities portfolio.

         Other Securities. Interest on other securities increased $430,000 to $680,000 for the quarter ended December 31, 1999 as compared to $250,000 for the same quarter in 1998. The average balance of other securities was $42.6 million for the quarter ended December 31, 1999 as compared to $15.8 million for the same quarter in the prior year, and the average yield earned increased 4 basis points to 6.34%. The increase in the average balance was due to the investment of funds from deposit growth and the Company's ongoing strategy to redeploy short-term liquid assets into higher yielding loans and securities.


         Interest on other securities increased $1.1 million to $1.8 million for the nine months ended December 31, 1999 as compared to $706,000 for the same period in 1998. The average balance of other securities was $37.6 million for the nine months ended December 31, 1999 as compared to $15.2 million for the same period in the prior year, and the average yield earned increased 17 basis points to 6.35%.

         Federal Funds. Interest on Federal funds decreased $339,000 to $355,000 for the quarter ended December 31, 1999, reflecting a $28.9 million decrease in the average balance to $25.2 million which was partially offset by a 51 basis point increase in the average yield earned to 5.59%.

         Interest on Federal funds decreased $642,000 to $1.1 million during the nine months ended December 31, 1999 as compared to $1.8 million for the same period in 1998. This decrease is due to an $14.7 million decrease in the average balance of Federal funds to $28.9 million and a 24 basis point decrease in the average yield earned to 5.10%. The decrease in the average balance of Federal funds reflects the Company's ongoing strategy to redeploy short-term liquid assets into higher yielding loans and securities.

         Certificates of Deposit. Interest income on certificates of deposit at other financial institutions amounted to $171,000 for the quarter ended December 31, 1999 as compared to $167,000 for the same quarter in the prior year. This increase reflects a $1.9 million increase in the average balance to $11.9 million for the 1999 quarter as compared to the same quarter in 1998, partially offset by an 89 basis point decrease in the average yield earned to 5.69%.

         For the nine months ended December 31, 1999, interest income on certificates of deposit at other financial institutions amounted to $494,000 as compared to $519,000 for the same period in 1998. The decrease in interest earned is due to a 60 basis point decrease in the yield earned to 5.65%, partially offset by a $580,000 increase in the average balance to $11.6 million.

         Interest Expense. Interest expense for the quarter ended December 31, 1999 totaled $2.6 million, as compared to $2.3 million for the quarter ended December 31, 1998. The average balance of interest-bearing liabilities increased $36.5 million to $266.2 million for the quarter ended December 31, 1999 from

$229.7 million for the same quarter in the prior year, and the average cost of these liabilities decreased 5 basis points to 3.89%.

         Interest on time deposits totaled $2.1 million for the current quarter as compared to $1.6 million for the same quarter in 1999. This increase is primarily a result of a $34.7 million or 27.6% increase in the average balance of time deposits to $160.2 million for the quarter ended December 31, 1999 as compared to the same quarter in 1998. The increase in the average balance of time deposits was partially offset by a 7 basis point decrease in the average cost to 5.14%. This growth in time deposits reflects the openings of the Bank's supermarket branch in December 1998 and the Greenwich branch in September 1999.

          Total interest expense on other deposit accounts (passbook, club, money market and NOW accounts) amounted to $522,000 for the quarter ended December 31, 1999 as compared to $619,000 for the same quarter in the prior year. The average balance of these accounts was $103.6 million for the 1999 quarter as compared to $98.5 million for the same quarter in 1998, and the overall average rate was 2.00% and 2.49% for the respective periods.

         For the nine months ended December 31, 1999, interest expense totaled $7.2 million as compared to $6.9 million in the same period last year. The average balance of interest-bearing liabilities for these same periods increased $23.6 million and the average cost of these liabilities decreased 23 basis points to 3.78%.

         For the nine months ended December 31, 1999, interest on time deposits totaled $5.5 million as compared to $4.9 million for the same quarter in 1998. This increase is primarily a result of an $23.5 million increase in the average balance of time deposits to $146.8 million as compared to $123.3 million for the same period in 1998. The increase in the average balance of time deposits was partially offset by a 32 basis point decrease in the average cost to 5.00%.

         Total interest expense on other deposit accounts (passbook, club, money market and NOW accounts) amounted to $1.6 million for the nine months ended December 31, 1999 as compared to $1.9 million for the same period in the prior year. The average balance of these accounts was $102.8 million for the 1999 period as compared to $100.7 million for the same period in 1998, and the overall average rate was 2.08% and 2.49% for the respective periods.

         Provision for Loan Losses. The provision for loan losses was $25,000 in the quarter ended December 31, 1999 as compared to $71,000 for the quarter ended December 31, 1998. For the nine months ended December 31, 1999 and 1998, the provision for loan losses amounted to $75,000 and $222,000, respectively. The lower provision for loan losses is appropriate in light of the Bank's improved asset quality compared to prior periods. Non-performing loans amounted to $809,000 or 0.46% of total loans at December 31, 1999, as compared to $1.1 million or 0.75% of total loans at March 31, 1999 and $1.5 million or 1.06% of total loans at December 31, 1998. The allowance for loan losses amounted to $1.2 million and $1.1 million at December 31, 1999 and March 31, 1999, respectively. The Company had no charge-offs or recoveries for the three and nine months ended December 31, 1999, as compared to charge-offs of $72,000 for both the three and nine months ended December 31, 1998.

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

         Non-Interest Income. Non-interest income totaled $46,000 and $44,000 for the quarters ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999 and 1998, non-interest income totaled $227,000 and $133,000, respectively. The 1999 nine month period included net gains on the sale of real estate owned totaling $76,000. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees.

         Non-Interest Expense. Non-interest expense totaled $2.0 million for the quarter ended December 31, 1999 as compared to $2.4 million for the quarter ended December 31, 1998. This decrease is due primarily to the absence in 1999 of the $1.0 million contribution to the Foundation partially offset by increases of $183,000 in compensation and benefits, $76,000 in occupancy and equipment costs, $138,000 in advertising and promotion, and $163,000 in other non-interest expenses. The increase in compensation and benefits is due primarily to the $193,000 charge related to the RRP. The RRP was approved by stockholders of the Company in October 1999 and provides for awards of common stock to certain employees and Directors. A total of 105,369 shares were awarded under the RRP in October 1999, and the grant-date fair value of these shares ($961,000) was charged to stockholders' equity. The awards vest at a rate of 20% on each of five annual vesting dates. Since the RRP was adopted in the quarter ended December 31, 1999, and the first vesting date was January 1, 2000, a full 20% of the total equity charge for RRP shares (or $193,000) was expensed in the current quarter. The increases in occupancy and equipment expense and advertising and promotion expense are primarily a result of the new branches in Greenwich, Connecticut and New City, New York. The Greenwich branch was opened in September 1999 and the New City branch was opened in December 1998. In addition, occupancy and equipment in the 1999 quarter includes various expenses related to the remodeling of the Harrison and Rye branches. The increase in other non-interest expenses was due primarily to additional costs related to operations as a public company and costs incurred in establishing the new branches.

         For the nine months ended December 31, 1999, non-interest expense totaled $5.3 million as compared to $4.5 million for the same period last year. This increase was due primarily to increases of $434,000 in compensation and benefits, $356,000 in occupancy and equipment, $266,000 in advertising and promotion, and $660,000 in other non-interest expenses. These increases were partially offset by the absence of the $1.0 million contribution to the Foundation made in the 1998 period. The increases in compensation and benefits are primarily due to the RRP expense of $193,000, described above, as well as staff additions and normal salary increases. The increases in occupancy and equipment expense and advertising and promotion expense are primarily due to the new branches and the remodeling of existing branches. Other non-interest expense for the 1999 nine-month period includes $225,000 related to the establishment of a real estate investment trust ("REIT") and operating costs related to the new branches.

         Income Taxes. Income tax expense amounted to $250,000 and $57,000 for the quarters ended December 31, 1999 and 1998, respectively. The effective tax rate was 35.8% for the quarter ended December 31, 1999. The Company reported a net loss for the same quarter in the prior year. For the nine months ended
December 31, 1999 and 1998, income tax expense amounted to $965,000 and $960,000, respectively, and the effective tax rates were 35.7% and 42.1%, respectively. The lower effective tax rates in the current year reflect the implementation of the REIT.


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

         The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 4%. At December 31, 1999, the Bank's liquidity ratio under OTS regulations was approximately 30%.

         The primary investing activities of the Company are the origination of loans and the purchase of securities. For the quarter and nine months ended December 31, 1999 and for the year ended March 31, 1999, the Company originated loans totaling $16.8 million, $46.7 million and $44.2 million, respectively. The Company purchased securities, including mortgage-backed securities, totaling $10.0 million and $29.2 million for the quarter and nine months ended December 31, 1999, respectively, and $47.3 million for the year ended March 31, 1999.

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

         At December 31, 1999, the Company had outstanding loan commitments of $28.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from December 31, 1999, totaled $149.1 million. Management believes that a significant portion of such deposits will remain with the Company.

         The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of assets. At December 31, 1999, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

         The following table sets forth the capital position of the Bank as calculated at December 31, 1999. The Bank's capital level reflects the receipt of $9.0 million from Sound Federal Bancorp for the Bank's issuance of common stock, equal to approximately 50% of the net proceeds received in the Offering. Accordingly, the actual capital amounts and ratios set forth below do not include additional capital retained by Sound Federal Bancorp.




                                                                                OTS Requirements
                                                                   ---------------------------------------------
                                                                    Minimum Capital            Classification as
                                             Bank Actual               Adequacy                Well Capitalized
                                         ------------------      --------------------         -----------------
                                         Amount       Ratio        Amount       Ratio         Amount     Ratio
                                         ------       -----       -------       -----         ------     -----
                                                                 (Dollars in thousands)
December 31, 1999
Tangible capital....................  $   45,180       13.9%     $   4,886        1.5%
Tier I (core) capital...............      45,180       13.9         13,029        4.0     $   16,285     5.0%
Risk-based capital:
   Tier I...........................      45,180       34.1                                    7,955     6.0
   Total............................      46,281       34.9         10,607        8.0         13,258    10.0

March 31, 1999
Tangible capital....................  $   43,551       14.8%     $   4,439        1.5%
Tier I (core) capital...............      43,551       14.8          8,878        3.0     $   14,796     5.0%
Risk-based capital:
   Tier I...........................      43,551       38.3                                    6,820     6.0
   Total............................      44,577       39.2          9,094        8.0         11,367    10.0




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At December 31, 1999, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

         During the quarter ended December 31, 1999, there were no significant changes in the Company's assessment of market risk.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held a Special Meeting of Stockholders on October 14, 1999. The purpose of the meeting was to consider and act upon (i) the approval of the Sound Federal Bancorp 1999 Stock Option Plan and (ii) the approval of the Sound Federal Bancorp 1999 Recognition and Retention Plan. The results of the votes were as follows:


      Proposal 1- Sound Federal Bancorp 1999 Stock Option Plan

     For                        Against                      Abstain
---------------              ------------                  ------------
   3,839,388                    201,671                       20,950




      Proposal 2 - Sound Federal Bancorp 1999 Recognition and Retention Plan

     For                        Against                       Abstain
-------------                 -----------                  -------------
  3,837,921                     203,538                        20,550

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






                                             Sound Federal Bancorp
                                             ----------------------------------
                                             (Registrant)





                                   By:      /s/ Anthony J. Fabiano
                                            -----------------------------------
                                                Anthony J. Fabiano
                                                Duly Authorized and Chief
                                                Financial and Accounting Officer
February 11, 2000