Form 10-K405
period 2000-03-31
SOUND FEDERAL BANCORP
filed 2000-06-27
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ___________________ to ___________________

                        Commission File Number: 000-24811

                             SOUND FEDERAL BANCORP
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        United States                                             13-4029393
--------------------------------                          ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

  300 Mamaroneck Avenue, Mamaroneck, New York                    10543
  -------------------------------------------                 -----------
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (914) 698-6400
                ------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
               ---------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of June 13, 2000, there were issued and outstanding 5,005,218 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 13, 2000 ($8.5625) was $14,044,153.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2000 (Parts II and IV).
2.    Proxy Statement for the 2000 Annual Meeting of Stockholders (Parts I and
      III).

                                     PART I

ITEM 1. BUSINESS

General

      Sound Federal Bancorp. Sound Federal Bancorp (the "Company") is a federal corporation which was organized in October 1998. The principal asset of the Company is its investment in Sound Federal Savings and Loan Association (the "Bank"). The Company is majority owned by Sound Federal, MHC, a federally-chartered mutual holding company (the "Mutual Holding Company"). On October 8, 1998, the Company sold 2,299,508 shares of its common stock to the public, issued 2,810,510 shares of common stock to the Mutual Holding Company, and contributed 102,200 shares of common stock to the Sound Federal Savings and Loan Association Charitable Foundation. At March 31, 2000, after the repurchase of 207,000 shares, there were 2,194,708 outstanding shares held by shareholders other than the Mutual Holding Company. At March 31, 2000, the Company had total consolidated assets of $332.3 million, total deposits of $275.8 million, and stockholders' equity of $52.7 million.

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

      The Bank is a community-oriented institution engaged primarily in the business of accepting deposits from customers, most of whom live or work in Westchester County, and investing these deposits together with funds generated from operations, in one-to-four family residential mortgage loans and home equity lines of credit, and, to a much lesser extent, in multi-family and commercial mortgages, construction and consumer loans.

      The Company's and the Bank's principal executive office is located at 300 Mamaroneck Avenue, Mamaroneck, New York 10543, and their telephone number at that address is (914) 698-6400.

Recent Developments

      On February 16, 2000, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Peekskill Financial Corporation ("Peekskill"). Peekskill is the holding company for First Federal Savings Bank, Peekskill, New York. Under the terms of the Agreement, Peekskill will be merged into a subsidiary of the Company and all shares of Peekskill will be cancelled. The Company will pay $22.00 per share in cash for each outstanding share of Peekskill's common stock. Each option to purchase Peekskill's common stock shall be converted into the right to receive in cash an amount equal to the difference (if a positive number) between $22.00 and the exercise price of the option.

      As a result of the merger, First Federal Savings Bank will merge into the Bank, and Peekskill's main office and two branch locations will become branch offices of the Bank. The aggregate purchase price for the transaction (including cash payments for the cancellation of options) is approximately $41.7 million, based on Peekskill's share data as of March 31, 2000. The transaction will be accounted for using the purchase method.

      In connection with the execution of the Agreement, the Company and Peekskill entered into a Stock Option Agreement, dated February 16, 2000, pursuant to which Peekskill granted the Company an option to purchase, subject to certain terms and conditions contained therein, up to an aggregate of 19.9% of the outstanding shares of Peekskill's common stock. The option was granted as an inducement to the Company's and the Bank's willingness to enter into this Agreement.

      Consummation of the merger is subject to approval by Peekskill's shareholders and the receipt of all required regulatory approvals. It is anticipated that the transaction will be completed during the quarter ending September 30, 2000. At March 31, 2000, Peekskill had total consolidated assets of approximately $206 million and total deposits of approximately $152 million.

Market Area

      The Bank is a community-oriented savings institution that offers a variety of financial products and services from its main office and branch offices. The Bank's primary lending areas are the New York counties of Westchester and Rockland, and Fairfield County, Connecticut. Most of the Bank's deposit customers are residents of Westchester County. To a lesser extent, the Bank obtains deposits from persons in Rockland County and Fairfield County. The Bank's market area is characterized by middle income and upper income communities. Significant employers headquartered in Westchester County include IBM and Texaco. However, the local economy is not dependent upon any single employer, but rather is affected by the general economy of the New York City metropolitan area.

Lending Activities

      Historically, the Bank's principal lending activity has been the origination of fixed-rate first mortgage loans for the purchase or refinancing of one-to-four family residential real property. The Bank has thus far retained all loans that it has originated. One-to-four family residential mortgage loans represented $138.4 million, or 75.9%, of the Bank's loan portfolio at March 31, 2000. Home equity lines of credit represented $24.3 million, or 13.3%, of the Bank's loan portfolio at March 31, 2000. The Bank also offers multi-family mortgage loans, commercial mortgage loans and construction loans. Multi-family mortgage loans totaled $4.6 million, or 2.6%, of the loan portfolio at March 31, 2000. Commercial mortgage loans totaled approximately $10.8 million, or 5.9%, of the loan portfolio at March 31, 2000. Construction loans totaled $3.4 million or
1.9 % of the loan portfolio at March 31, 2000. The Bank also makes consumer loans, which primarily consist of automobile, passbook, home improvement and secured personal loans. Consumer loans totaled $820,000, or 0.4%, of the loan portfolio at March 31, 2000.

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                  At March 31,
                                               -------------------------------------------------------------------------------------
                                                       2000                  1999                  1998                  1997
                                               -------------------   -------------------   -------------------   -------------------
                                                Amount    Percent      Amount   Percent     Amount    Percent     Amount    Percent
                                                ------    -------      ------   -------     ------    -------     ------    -------
                                                                            (Dollars in Thousands)
Mortgage loans:
   One- to four-family........................ $ 138,375    75.9%    $ 119,015    82.1%    $109,207     83.8%    $103,595     83.6%
   Home equity lines of credit................    24,337    13.3        16,441    11.3       13,138     10.1        9,487      7.7
   Multi-family...............................     4,621     2.6           396     0.3          412      0.3          348      0.3
   Commercial.................................    10,795     5.9         5,930     4.1        3,811      2.9        3,416      2.8
   Construction...............................     3,430     1.9         2,160     1.5        1,800      1.4        5,539      4.5
                                               ---------  ------     ---------  ------     --------   ------     --------   ------
      Total mortgage loans....................   181,558    99.6       143,942    99.3      128,368     98.5      122,385     98.9
                                               ---------  ------     ---------  ------     --------   ------     --------   ------

Consumer loans:
   Automobile loans...........................       467     0.2           609     0.4        1,011      0.8        1,028      0.8
   Other (1)..................................       353     0.2           395     0.3        1,016      0.7          426      0.3
                                               ---------  ------     ---------  ------     --------   ------     --------   ------
      Total consumer loans....................       820     0.4         1,004     0.7        2,027      1.5        1,454      1.1
                                               ---------  ------     ---------  ------     --------   ------     --------   ------

      Total loans.............................   182,378   100.0%      144,946   100.0%     130,395    100.0%     123,839    100.0%
                                                          ======                ======                ======                ======

Construction loans in process.................      (508)                 (339)                (573)               (1,049)
Allowance for loan losses.....................    (1,188)               (1,094)                (984)                 (845)
Deferred loan origination costs (fees), net...       250                    23                 (280)                 (328)
                                               ---------             ---------             --------              --------
   Total loans, net........................... $ 180,932             $ 143,536             $128,558              $121,617
                                               =========             =========             ========              ========

                                                     At March 31,
                                                  ------------------
                                                         1996
                                                  ------------------
                                                   Amount    Percent
                                                   ------    -------
                                                (Dollars in Thousands)
Mortgage loans:
   One- to four-family........................    $ 98,865     84.7%
   Home equity lines of credit................       7,131      6.1
   Multi-family...............................         373      0.3
   Commercial.................................       3,469      3.0
   Construction...............................       5,193      4.5
                                                  --------   ------
      Total mortgage loans....................     115,031     98.6
                                                  --------   ------

Consumer loans:
   Automobile loans...........................         968      0.8
   Other (1)..................................         665      0.6
                                                  --------   ------
      Total consumer loans....................       1,633      1.4
                                                  --------   ------

      Total loans.............................     116,664    100.0%
                                                             ======

Construction loans in process.................      (2,023)
Allowance for loan losses.....................        (725)
Deferred loan origination costs (fees), net...        (384)
                                                  --------
   Total loans, net...........................    $113,532
                                                  ========

----------

(1) Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                                  At March 31,
                                               -------------------------------------------------------------------------------------
                                                       2000                  1999                  1998                  1997
                                               -------------------   -------------------   -------------------   -------------------
                                                Amount    Percent      Amount   Percent     Amount    Percent     Amount    Percent
                                                ------    -------      ------   -------     ------    -------     ------    -------
                                                                            (Dollars in Thousands)
Fixed Rate Loans
   Mortgage loans:
      One- to four-family....................  $ 135,912    74.5%    $ 116,113    80.1%    $103,887    79.7%     $ 96,801    78.2%
      Home equity lines of credit............     23,940    13.1        15,590    10.7       12,094      9.3        8,145      6.6
      Multi-family...........................      4,621     2.6           396     0.3          412      0.3          348      0.3
      Commercial.............................     10,740     5.9         5,930     4.1        3,811      2.9        3,380      2.7
      Construction...........................      3,430     1.9         2,160     1.5        1,800      1.4        5,539      4.5
                                               ---------  ------     ---------  ------     --------   ------     --------   ------
        Total mortgage loans.................    178,643    98.0       140,189    96.7      122,004     93.6      114,213     92.3
   Consumer loans (1)........................        820     0.4         1,004     0.7        2,027      1.5        1,454      1.1
                                               ---------  ------     ---------  ------     --------   ------     --------   ------
   Total fixed rate loans....................    179,463    98.4       141,193    97.4      124,031     95.1      115,667     93.4
                                               ---------  ------     ---------  ------     --------   ------     --------   ------

Adjustable Rate Loans
   Mortgage loans:
      One- to four-family....................      2,463     1.4         2,902     2.0        5,320      4.1        6,794      5.5
      Home equity lines of credit............        397      .2           851     0.6        1,044      0.8        1,342      1.1
      Commercial.............................         55      --            --      --           --       --           36       --
                                               ---------  ------     ---------  ------     --------   ------     --------   ------
        Total adjustable rate loans..........      2,915     1.6         3,753     2.6        6,364      4.9        8,172      6.6
                                               ---------  ------     ---------  ------     --------   ------     --------   ------

Total loans..................................    182,378   100.0%      144,946   100.0%     130,395    100.0%     123,839    100.0%
                                                          ======                ======                ======                ======

Construction loans in process................       (508)                 (339)                (573)               (1,049)
Allowance for loan losses....................     (1,188)               (1,094)                (984)                 (845)
Deferred loan origination costs (fees), net .        250                    23                 (280)                 (328)
                                               ---------             ---------             ---------             ---------
   Total loans, net .........................  $ 180,932             $ 143,536             $128,558              $121,617
                                               =========             =========             ========              ========

                                                     At March 31,
                                                  ------------------
                                                         1996
                                                  ------------------
                                                   Amount    Percent
                                                   ------    -------
                                                (Dollars in Thousands)
Fixed Rate Loans
   Mortgage loans:
      One- to four-family....................     $ 90,881     77.9%
      Home equity lines of credit............        5,528      4.7
      Multi-family...........................          373      0.3
      Commercial.............................        3,403      2.9
      Construction...........................        5,193      4.5
                                                  --------   ------
        Total mortgage loans.................      105,378     90.3
   Consumer loans (1)........................        1,633      1.4
                                                  --------   ------
   Total fixed rate loans....................      107,011     91.7
                                                  --------   ------

Adjustable Rate Loans
   Mortgage loans:
      One- to four-family....................        7,984      6.8
      Home equity lines of credit............        1,603      1.4
      Commercial.............................           66      0.1
                                                  --------   ------
        Total adjustable rate loans..........       9 ,653      8.3
                                                  --------   ------

Total loans..................................      116,664    100.0%
                                                             ======

Construction loans in process................       (2,023)
Allowance for loan losses....................         (725)
Deferred loan origination costs (fees), net .         (384)
                                                  ---------
   Total loans, net .........................     $113,532
                                                  ========

----------

(1) Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

      Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at March 31, 2000. Loans with adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                Multi-Family, Commercial,
                                         One-to-Four Family(1)  Construction and Consumer           Total
                                        ----------------------  -------------------------  ---------------------
                                                     Weighted                Weighted                   Weighted
                                                      Average                Average                    Average
                                         Amount        Rate      Amount        Rate         Amount        Rate
                                        --------     --------   --------     --------      --------     --------
                                                               (Dollars in Thousands)

Due During the Years Ending March 31,
2001(2) .............................   $  1,870       8.20%    $  3,652       7.76%       $  5,522       7.91%
2002 ................................        292       8.87          255       8.30             547       8.60
2003 ................................        616       8.16          197       8.26             813       8.18
2004 to 2006 ........................      3,723       7.88        2,792       7.95           6,515       7.91
2007 to 2010 ........................     10,701       7.64        9,292       8.07          19,993       7.84
2011-2015 ...........................     30,613       7.16        2,996       8.48          33,609       7.28
2016 and following ..................    114,897       7.66          482       8.08         115,379       7.66
                                        --------                --------                   --------
   Total ............................   $162,712       7.58%    $ 19,666       8.06%       $182,378       7.63%
                                        ========                ========                   ========

----------
(1)   Includes home equity lines of credit.
(2)   Includes demand loans having no stated maturity.

      The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at March 31, 2000 that are contractually due after March 31, 2001.

                                                        Fixed    Adjustable    Total
                                                       --------   --------   --------
                                                              (In Thousands)
One- to four-family ................................   $157,982   $  2,860   $160,842
Multi-family, commercial, construction and consumer      15,959         55     16,014
                                                       --------   --------   --------
   Total ...........................................   $173,941   $  2,915   $176,856
                                                       ========   ========   ========

      One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 90% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required for loans with a loan-to-value ratio over 80%. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family loans are offered with a monthly or bi-weekly payment feature. The Bank has not historically sold loans that it originates.

      The Bank primarily originates fixed-rate loans; however, the Bank also offers adjustable rate mortgage ("ARM") loans with one year adjustment periods. In the low interest rate environment that prevailed during most of calendar 1999, borrowers showed a preference for fixed rate loans. At March 31, 2000, 98.2% of the Bank's one-to-four family residential loans had fixed interest rates. The interest rate on ARM loans is indexed to the prime interest rate as published in The Wall Street Journal. The Bank's ARM loans currently provide for maximum rate adjustments of 1.75% per year and 6% over the term of the loan. The Bank does not offer ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over terms of up to 30 years.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2000, 1.8% of the Bank's one-to-four family residential loans had adjustable interest rates.

      All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower, without the consent of the Bank, sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At March 31, 2000, approximately $138.4 million, or 75.9% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $969,000 of such loans (representing 11 loans) were nonperforming loans at that date. See "Nonperforming and Problem Assets."

      Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on the home equity line of credit during the first five years after it is originated and may repay the outstanding balance over a term not to exceed 20 years from the date the line of credit is originated. Home equity lines of credit are generally underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed rate loans. Home equity lines of credit may be underwritten with a loan to value ratio of 75% when combined with the principal balance of the existing mortgage loan, if the Bank has the first mortgage on the property securing the loan, and up to a 65% loan to value ratio when combined with the principal balance of the existing mortgage loan if the first mortgage is held by another financial institution; however, the maximum principal amount of a home equity line of credit may not exceed $200,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity line of credit. At March 31, 2000, the outstanding balances of home equity lines of credit totaled $24.3 million, or 13.3% of the Bank's loan portfolio.

      Commercial Mortgage Loans. At March 31, 2000, $10.8 million, or 5.9%, of the total loan portfolio consisted of commercial mortgage loans. Commercial mortgage loans are secured by office buildings, private schools, religious facilities and other commercial properties. The Bank generally originates fixed-rate and adjustable rate commercial mortgage loans with maximum terms of up to 10 years. The maximum loan-to-value ratio of commercial mortgage loans is 75%. At March 31, 2000, the largest commercial mortgage loan had a principal balance of $976,000 and was secured by a commercial complex which includes retail stores. As of March 31, 2000, there were no nonperforming commercial mortgage loans.

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

      Loans secured by commercial real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Commercial mortgage loans can involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or in the economy in general. Accordingly, the nature of commercial real estate loans makes them more difficult for Bank management to monitor and evaluate.

      Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled approximately $4.6 million, or 2.5% of the total loan portfolio at March 31, 2000. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). Substantially all multi-family mortgage loans were secured by properties located within the Bank's primary lending area. At March 31, 2000, the Bank had eleven multi-family mortgage loans, the largest of which had a principal balance of $975,000. Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years.

      In underwriting multi-family mortgage loans, the Bank considers a number of factors, which include the net operating income projected to be generated by the real estate to ensure that it is at least 125% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's experience in owning or managing similar properties. Multi-family mortgage loans are originated in amounts up to 75% of the appraised value of the property securing the loan. Personal guarantees are obtained when possible from multi-family mortgage borrowers.

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

      Construction Lending. To a limited extent, the Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank's construction loans are secured by property located in the Bank's market area. At March 31, 2000, the Bank had construction loans totaling $3.4 million, or 1.9% of total loans.

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

      The Bank generally limits the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength, including existing borrowings, of the builder and prior sales of homes in the development. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property from a qualified appraiser approved by the Bank, and all appraisals are reviewed by management. Loan proceeds are disbursed after an inspection of the property based on a percentage of completion. Monthly payment of accrued interest is required.

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

      Consumer Lending. The Bank's consumer loans primarily consist of secured personal loans, passbook loans and home improvement loans. At March 31, 2000, consumer loans totaled $820,000, or 0.4% of the total loan portfolio.

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

      Origination of Loans. Generally, the Bank originates mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae guidelines. The Bank will originate nonconforming loans with respect to loan principal amount only. Loan origination activities are primarily concentrated in Westchester County, New York and Fairfield County, Connecticut. New loans are generated primarily from customer referrals, local real estate agents, local attorneys and other parties with whom the Bank does business, and from the efforts of employees and advertising. Historically, the Bank has not used mortgage brokers to obtain loans. Loan applications are underwritten and processed at the Bank's main office.

      The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank reviews the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $750,000 with loan-to-value ratios of 70% or less may be approved by the Bank's President and Senior Lending Officer acting together. Loans up to $500,000 with a loan-to-value ratio between 70% and 80% (or up to 90% with private mortgage insurance) may be approved by the President and Senior Lending Officer acting together. All loans in excess of $750,000 must be approved by the Board of Directors. In addition, the Board of Directors reviews and confirms all loan commitments. The Bank will generally not originate a loan with a principal balance in excess of $1.0 million.

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

                                                           Years Ended March 31,
                                                    -----------------------------------
                                                      2000         1999         1998
                                                    ---------    ---------    ---------
                                                               (In Thousands)
Unpaid principal balances at beginning of year ..   $ 144,946    $ 130,395    $ 123,839
                                                    ---------    ---------    ---------

Loans originated by type:
   Fixed rate:
     Mortgage loans:
       One-to-four family .......................      32,572       26,881       14,794
       Advances under home equity lines of credit      16,676        9,576        6,925
       Multi-family .............................       4,404           58          257
       Commercial ...............................       4,466        1,060          660
       Construction .............................       3,678        5,187        4,159
     Consumer loans .............................         679          699        1,843
                                                    ---------    ---------    ---------
       Total fixed rate .........................      62,475       43,461       28,638

   Adjustable rate mortgage loans:
     One-to-four family .........................          --           --          225
     Advances under home equity lines of credit .          --           73           72
     Commercial .................................          55           --           --
                                                    ---------    ---------    ---------
       Total loans originated ...................      62,530       43,534       28,935
                                                    ---------    ---------    ---------

Principal repayments:
   Mortgage loans ...............................     (24,111)     (26,675)     (21,093)
   Consumer loans ...............................        (863)      (1,722)      (1,270)
                                                    ---------    ---------    ---------
     Total principal repayments .................     (24,974)     (28,397)     (22,363)
                                                    ---------    ---------    ---------

Charge-offs .....................................          (6)        (162)         (16)
Transfers to real estate owned ..................        (118)        (424)          --
                                                    ---------    ---------    ---------
Unpaid principal balances at end of year ........     182,378      144,946      130,395

Construction loans in process ...................        (508)        (339)        (573)
Allowance for loan losses .......................      (1,188)      (1,094)        (984)
Deferred loan origination costs (fees), net .....         250           23         (280)
                                                    ---------    ---------    ---------
Net loans at end of year ........................   $ 180,932    $ 143,536    $ 128,558
                                                    =========    =========    =========

Nonperforming and Problem Assets

      After a mortgage loan becomes fifteen days past due, the Bank delivers a computer generated delinquency notice to the borrower. When loans become 30 days past due, the Bank sends additional delinquency notices and attempts to make personal contact by letter or telephone with the borrower to establish acceptable repayment schedules. The Board of Directors is advised of all loans delinquent 60 days or more. The Board will consider the borrower's willingness to comply with the loan terms, the Bank's actions to date, and the value of the loan collateral in determining what actions, if any, are to be taken. Generally, when a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, the Bank will send the borrower a demand letter. If the delinquency is not cured within 120 days, the Bank will generally refer the matter to its attorney. Generally, management will begin foreclosure proceedings on any loan after it is delinquent over 120 days unless management is engaged in active discussions with the borrower.

      Mortgage loans are reviewed on a regular basis and such loans are placed on nonaccrual status when they become 90 days delinquent. When loans are placed on nonaccrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent of interest payments actually received.

      Nonperforming Assets. The table below sets forth the amounts and categories of the Bank's nonperforming assets at the dates indicated. At each date presented, the Bank had no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).

                                                           At March 31,
                                          ----------------------------------------------
                                            2000      1999      1998      1997      1996
                                          ------    ------    ------    ------    ------
                                                      (Dollars in Thousands)
Nonaccrual loans:
   Mortgage loans:
     One-to-four family(1) ............   $  969    $1,077    $1,721    $1,832    $2,831
     Commercial .......................       --        --       236       432       236
   Consumer loans .....................       --        14         1        --        21
                                          ------    ------    ------    ------    ------
     Total ............................      969     1,091     1,958     2,264     3,088

Real estate owned:
   One-to-four family properties ......       55       288       129       129        55
                                          ------    ------    ------    ------    ------

     Total nonperforming assets .......   $1,024    $1,379    $2,087    $2,393    $3,143
                                          ======    ======    ======    ======    ======

Ratios:
   Nonperforming loans to total loans .     0.53%     0.75%     1.50%     1.83%     2.65%
   Nonperforming assets to total assets     0.31%     0.47%     0.82%     0.98%     1.37%

----------
(1)   Includes home equity lines of credit.

      For the year ended March 31, 2000, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $87,000. Interest amounts on such loans that were included in interest income totaled $29,000 for the year ended March 31, 2000.

      The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.

                                                    Loans Delinquent For:
                                      ----------------------------------------------
                                            60-89 Days            90 Days and Over                Total
                                      --------------------      --------------------      --------------------
                                      Number       Amount       Number       Amount       Number        Amount
                                      ------       ------       ------       ------       ------        ------
                                                                (Dollars in Thousands)
At March 31, 2000 Mortgage loans:
     One- to four-family.........          7       $   829           11      $   969           18       $1,798
     Commercial..................         --            --           --           --           --           --
   Consumer loans................          3             9           --           --            3            9
                                      ------       -------      -------      -------      -------       ------
     Total.......................         10       $   838           11      $   969           21       $1,807
                                      ======       =======      =======      =======      =======       ======

At March 31, 1999 Mortgage loans:
     One-to-four family..........          5       $   673           12      $ 1,077           17       $1,750
     Commercial..................         --            --           --           --           --           --
   Consumer loans................         --            --            1           14            1           14
                                      ------       -------      -------      -------      -------       ------
     Total.......................          5       $   673           13      $ 1,091           18       $1,764
                                      ======       =======      =======      =======      =======       ======

At March 31, 1998 Mortgage loans:
     One-to-four family..........          8       $   526           13      $ 1,721           21       $2,247
     Commercial..................         --            --            1          236            1          236
   Consumer loans................          1             4            1            1            2            5
                                      ------       -------      -------      -------      -------       ------
     Total.......................          9       $   530           15      $ 1,958           24       $2,488
                                      ======       =======      =======      =======      =======       ======

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

      At March 31, 2000, the Bank's assets classified as substandard and doubtful totaled $789,000 and $235,000, respectively, representing all loans delinquent for 90 days or more and foreclosed properties. At March 31, 2000 the Bank had no assets classified as loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

      Management regularly reviews the Bank's loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance for loan losses. All loan losses are charged to the allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable loan losses. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories, such as one-to-four family residential mortgages and home equity lines of credit (which represent a combined 89.2% of the Bank's total loans at March 31, 2000) are generally evaluated on an aggregate or "pool" basis. In recent years, the Bank's allowance for loan losses was predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Bank's market area. The carrying values of loans are periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                            Years Ended March 31,
                                                           --------------------------------------------------------
                                                            2000        1999        1998        1997        1996
                                                           -------     -------     -------     -------     -------
                                                                             (Dollars in Thousands)
Balance at beginning of year ........................      $ 1,094     $   984     $   845     $   725     $   652
                                                           -------     -------     -------     -------     -------

Charge-offs:
   One-to-four family mortgage loans ................           (6)       (162)        (16)        (30)        (26)
   Consumer loans ...................................           --          --          --         (15)         --
                                                           -------     -------     -------     -------     -------
     Total charge-offs ..............................           (6)       (162)        (16)        (45)        (26)

Recoveries:
   One-to-four family mortgage loans ................           --          --          --          --           1
   Consumer loans ...................................           --          --          --          19          --
                                                           -------     -------     -------     -------     -------

Net charge-offs .....................................           (6)       (162)        (16)        (26)        (25)
Provision for loan losses ...........................          100         272         155         146          98
                                                           -------     -------     -------     -------     -------
Balance at end of year ..............................      $ 1,188     $ 1,094     $   984     $   845     $   725
                                                           =======     =======     =======     =======     =======

Ratios:
     Allowance for loan losses to nonperforming loans        122.6%     100.27%      50.26%      37.32%      23.48%
   Allowance for loan losses to total loans .........         0.65%       0.75%       0.75%       0.68%       0.62%

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                       At March 31,
                            --------------------------------------------------------------------------------------------------------
                                        2000                              1999                                1998
                           ---------------------------------  ---------------------------------   ----------------------------------
                                                  Percent of                         Percent of                           Percent of
                                                   Loans in                           Loans in                             Loans in
                                         Loan        Each                    Loan       Each                     Loan        Each
                                       Balances    Category                Balances   Category                 Balances    Category
                           Loan Loss      by       to Total   Loan Loss       by      to Totals   Loan Loss       by       to Total
                           Allowance   Category      Loans    Allowance    Category     Loans     Allowance    Category      Loans
                           ---------   --------   ----------  ---------    --------  ----------   ---------    --------   ----------
                                                                     (Dollars in Thousands)
Mortgage loans:
  One-to-four family(1)     $    633   $162,712       89.2%    $    718    $135,456      93.4%     $    668     $122,345     93.9%
  Multi-family ........          125      4,621        2.6           26         396       0.3            27          412      0.3
  Commercial ..........          300     10,795        5.9          237       5,930       4.1           152        3,811      2.9
  Construction ........           70      3,430        1.9           43       2,160       1.5            36        1,800      1.4
  Consumer ............           60        820        0.4           70       1,004       0.7           101        2,027      1.5
                            --------   --------      -----     --------    --------     -----      --------     --------    -----
     Total ............     $  1,188   $182,378      100.0%    $  1,094    $144,946     100.0%     $    984     $130,395    100.0%
                            ========   ========      =====     ========    ========     =====      ========     ========    =====

                                                            At March 31,
                             -------------------------------------------------------------------------
                                           1997                                  1996
                             -----------------------------------  ------------------------------------
                                                     Percent of                             Percent of
                                                      Loans in                               Loans in
                                            Loan        Each                     Loan          Each
                                         Balances     Category                 Balances      Category
                             Loan Loss       by       to Total   Loan Loss        by         to Totals
                             Allowance   Category       Loans    Allowance     Category        Loans
                             ---------   --------     ---------  ---------     --------     ----------
                                                    (Dollars in Thousands)
Mortgage loans:
  One-to-four family(1)      $    514     $113,082        91.3%   $    390     $105,996        90.8%
  Multi-family ........            10          348         0.3          11          373         0.3
  Commercial ..........           137        3,416         2.8         139        3,469         3.0
  Construction ........           111        5,539         4.5         103        5,193         4.5
  Consumer ............            73        1,454         1.1          82        1,633         1.4
                             --------     --------       -----    --------     --------       -----
     Total ............      $    845     $123,839       100.0%   $    725     $116,664       100.0%
                             ========     ========       =====    ========     ========       =====

------------
(1)   Includes home equity lines of credit.

Investment Activities

      The Bank's investments include mortgage-backed securities, U.S. Government and agency securities, federal funds sold, certificates of deposit at other financial institutions, mutual funds and FHLB stock. Management has decided to invest a significant portion of the Bank's assets in short-term investments and adjustable rate mortgage-backed securities in order to increase the Bank's ability to deploy assets as interest rates begin to rise. Historically, the Bank classified substantially all securities as held-to-maturity. During fiscal year 1999, the Bank began classifying a larger portion of security purchases as available-for-sale. Based on amortized cost at March 31, 2000, the total securities portfolio consisted of 64.4% in available-for-sale securities and 35.6% in held-to-maturity securities.

      The Bank's mortgage-backed securities portfolio (including held-to-maturity and available-for-sale) had a carrying value of $57.2 million, or 17.2% of total assets at March 31, 2000. Of this amount, $51.6 million of mortgage-backed securities had adjustable rates of interest and $5.6 million had fixed rates of interest. Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying the mortgages. The Bank's mortgage-backed securities are insured or guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Mortgage-backed securities increase the liquidity and the quality of the Bank's assets by virtue of their greater liquidity compared to individual mortgage loans and the guarantees that back the securities themselves. The Bank has not invested in collateralized mortgage obligations or privately issued mortgage-backed securities.

      At March 31, 2000, the carrying value of the Bank's investment securities other than mortgage-backed securities included $37.8 million in U.S. Government and agency securities which consisted of fixed rate Federal Home Loan Bank, Federal Farm Credit, Fannie Mae and FHLB issues with maturities of twenty years or less, as well as adjustable rate Small Business Administration participation certificates that are guaranteed by the U.S. Government with contractual terms of up to 30 years. The Government and agency securities typically have call dates of six months to three years. At March 31, 2000, the Bank had also invested $3.0 million in two mutual funds that provide a rate of return that adjusts daily. The first mutual fund, in which the Bank had a $1.0 million investment, invests primarily in repurchase agreements secured by U.S. Government and Agency securities and federal funds. The average maturities of the underlying securities can be from one to seven days, but primarily are overnight. The second mutual fund, in which the Bank had a $2.0 million investment, is an adjustable rate mortgage fund that invests primarily in securities backed by or representing an interest in mortgages on residential properties meeting the definition of such assets for purposes of the qualified thrift lender test under OTS regulations. These mutual fund investments are permissible investments as set forth in the Bank's investment policy. The securities were purchased, as part of the Bank's ongoing interest rate risk management process, to provide interest earning liquid funds and an adjustable interest rate.

      A significant portion of the Bank's assets are invested in federal funds sold and certificates of deposit at other financial institutions. At March 31, 2000, $35.1 million, or 10.6% of total assets, were invested in federal funds sold and certificates of deposit at other financial institutions.

      The following table sets forth the composition of the Company's securities classified as held to maturity at the dates indicated.

                                                                     At March 31,
                                        -------------------------------------------------------------------
                                               2000                      1999                      1998
                                        ------------------     -------------------     --------------------
                                        Amortized    Fair      Amortized     Fair      Amortized      Fair
                                           Cost      Value       Cost        Value        Cost        Value
                                        ---------    -----     ---------     -----     ---------      -----
                                                                   (In Thousands)
Mortgage-backed securities:
Adjustable rate:
   Ginnie Mae ......................     $27,772     $27,171     $35,977     $35,614     $45,260     $45,411
   Fannie Mae ......................       3,827       3,711       4,902       4,817       6,935       6,940
Fixed rate:
   Ginnie Mae ......................         571         570         795         795       1,129       1,211
   Freddie Mac .....................          40          38          65          64          97          99
                                         -------     -------     -------     -------     -------     -------
Total mortgage-backed securities ...      32,210      31,490      41,739      41,290      53,421      53,661

U.S. Government securities .........          --          --          --          --       4,012       4,030
Federal agency obligations .........       3,448       3,309       3,851       3,797       7,465       7,400
                                         -------     -------     -------     -------     -------     -------
   Total securities held-to-maturity     $35,658     $34,799     $45,590     $45,087     $64,898     $65,091
                                         =======     =======     =======     =======     =======     =======

      The following table sets forth the composition of the Company's securities classified as available for sale and other earning assets at the dates indicated:

                                                                     At March 31,
                                        -------------------------------------------------------------------
                                               2000                      1999                      1998
                                        ------------------     -------------------     --------------------
                                        Amortized    Fair      Amortized     Fair      Amortized      Fair
                                           Cost      Value       Cost        Value        Cost        Value
                                        ---------    -----     ---------     -----     ---------      -----
                                                                   (In Thousands)
Mortgage-backed securities:
Adjustable rate:
   Ginnie Mae ........................   $10,493     $10,370     $ 7,146     $ 7,176     $    --     $    --
   Fannie Mae ........................     5,515       5,500       1,202       1,196          --          --
   Freddie Mac .......................     4,202       4,120       2,314       2,297          --          --
Fixed rate:
   Ginnie Mae ........................       916         865       1,017       1,005          --          --
   Fannie Mae ........................     1,621       1,545       1,922       1,909          --          --
   Freddie Mac .......................     2,738       2,580       2,978       2,948          --          --
                                         -------     -------     -------     -------     -------     -------
Total mortgage-backed securities .....    25,485      24,980      16,579      16,531          --          --

U.S. Government agency securities ....    35,891      34,417      15,000      14,841          --          --
Mutual fund investments ..............     3,000       2,968       8,046       8,030       3,000       2,994
                                         -------     -------     -------     -------     -------     -------
   Total securities available-for-sale   $64,376     $62,365     $39,625     $39,402     $ 3,000     $ 2,994
                                         =======     =======     =======     =======     =======     =======

Other earning assets:
   Federal funds sold ................   $25,000                 $44,400                 $36,400
   Certificates of deposit ...........    10,075                  10,686                  11,483
   FHLB stock ........................     2,195                   1,884                   1,745
                                         -------                 -------                 -------
     Total ...........................   $37,270                 $56,970                 $49,628
                                         =======                 =======                 =======

      The following table sets forth the activity in the mortgage-backed securities portfolios for the periods indicated.

                                                                 Years Ended March 31,
                                                         ------------------------------------
                                                           2000          1999          1998
                                                         --------      --------      --------
                                                                    (In Thousands)
Amortized cost at beginning of year ................     $ 58,318      $ 53,421      $ 52,901
Purchases of adjustable rate pass-through securities       13,257        24,823        12,237
Principal repayments ...............................      (13,660)      (19,379)      (11,591)
Premium amortization and discount accretion, net ...         (220)         (547)         (126)
                                                         --------      --------      --------
Amortized cost at end of year ......................     $ 57,695      $ 58,318      $ 53,421
                                                         ========      ========      ========

         The composition and contractual maturities of mortgage-backed securities and other debt securities at March 31, 2000 are indicated in the following table. The table does not reflect the impact of prepayments or redemptions which may occur.

                                                                  More than One Year   More than Five Years
                                                One Year or Less  through Five Years    through Ten Years
                                             -------------------  ------------------   --------------------
                                                        Weighted            Weighted              Weighted
                                             Amortized  Average  Amortized  Average    Amortized  Average
                                               Cost      Yield      Cost     Yield       Cost      Yield
                                             ---------  -------- ---------  --------   ---------  ---------
                                                                   (Dollars in Thousands)
Held to maturity:
Mortgage-backed securities:
   Ginnie Mae ..........................     $     2     8.00%    $   278     8.51%     $   291     9.02%
   Fannie Mae ..........................          --       --          --       --           --       --
   Freddie Mac .........................          --       --          26     7.23           14     8.00
                                             -------              -------               -------

     Total mortgage-backed securities ..           2     8.00         304     8.40          305     8.97

Other debt securities:
   Federal agency obligations ..........          --       --          --       --        1,000     6.90
                                             -------              -------               -------

     Total securities held-to-maturity       $     2     8.00%    $   304     8.40%     $ 1,305     7.38%
                                             =======              =======               =======

Available for sale:
Mortgage-backed securities:
   Ginnie Mae ..........................     $    --       --%    $    --       --%     $    --       --%
   Fannie Mae ..........................          --       --          --       --        1,622     5.94
   Freddie Mac .........................          --       --          --       --          880     5.95
                                             -------              -------               -------

     Total mortgage-backed securities ..          --       --          --       --        2,502     5.94

Other debt securities:
   Federal agency obligations ..........          --       --      16,500     6.31       14,250     6.73
                                             -------              -------               -------

     Total securities available-for-sale     $    --       --%    $16,500     6.31%     $16,752     6.61%
                                             =======              =======               =======

                                                More than Ten Years          Total Securities
                                               --------------------  --------------------------------
                                                          Weighted                           Weighted
                                               Amortized   Average   Amortized     Fair      Average
                                                  Cost      Yield       Cost       Value      Yield
                                               ---------  ---------  ---------     ------    --------
                                                                (Dollars in Thousands)
Held to maturity:
Mortgage-backed securities:
   Ginnie Mae ..........................         $27,772     6.80%     $28,343     $27,741     6.84%
   Fannie Mae ..........................           3,827     6.53        3,827       3,711     6.53
   Freddie Mac .........................              --       --           40          38     7.51
                                                 -------               -------     -------

     Total mortgage-backed securities ..          31,599     6.77       32,210      31,490     6.80

Other debt securities:
   Federal agency obligations ..........           2,448     6.71        3,448       3,309     6.77
                                                 -------               -------     -------

     Total securities held-to-maturity           $34,047     6.77%     $35,658     $34,799     6.80%
                                                 =======               =======     =======

Available for sale:
Mortgage-backed securities:
   Ginnie Mae ..........................         $11,409     6.19%     $11,409     $11,235     6.19%
   Fannie Mae ..........................           5,514     6.21        7,136       7,045     6.15
   Freddie Mac .........................           6,060     6.63        6,940       6,700     6.54
                                                 -------               -------     -------

     Total mortgage-backed securities ..          22,983     6.31       25,485      24,980     6.27

Other debt securities:
   Federal agency obligations ..........           5,141     6.86       35,891      34,417     6.56
                                                 -------               -------     -------

     Total securities available-for-sale         $28,124     6.41%     $61,376     $59,397     6.44%
                                                 =======               =======     =======

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

      Deposits. Deposits are obtained primarily from customers who live or work in the New York counties of Westchester and Rockland and Fairfield County, Connecticut. The Bank offers a selection of deposit instruments, including passbook and club accounts, money market accounts, NOW accounts and fixed-term certificate of deposit accounts. Deposits are not actively solicited outside of the Bank's market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Bank does not pay broker fees for any deposits.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money markets and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Bank to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect the Bank's interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2000, $170.0 million, or 61.6% of the Bank's deposit accounts were certificates of deposit, of which $158.1 million have maturities of one year or less.

      The following table sets forth the distribution of the Bank's deposit accounts by account type at the dates indicated.

                                                                             At March 31,
                                       --------------------------------------------------------------------------------------
                                                  2000                          1999                          1998
                                       ---------------------------    --------------------------    -------------------------
                                                          Weighted                      Weighted                     Weighted
                                                           Average                       Average                      Average
                                       Amount    Percent    Rate      Amount   Percent    Rate      Amount   Percent    Rate
                                       ------    -------  --------    ------   -------  --------    ------   ------- --------
                                                                            (Dollars in Thousands)
Transaction accounts and savings
 deposits:
   Passbook and club accounts....    $  60,567     22.0%    2.00%   $  60,112    25.3%    2.25%   $  61,347    27.9%    2.54%
   Money market accounts.........       18,583      6.7     1.77       17,754     7.5     1.83       17,676     8.0     3.05
   NOW and Super NOW accounts....       26,664      9.7     1.53       22,828     9.6     1.52       21,261     9.7     2.04
                                     ---------   ------             ---------   -----             ---------   -----
     Total.......................      105,814     38.4     1.84      100,694    42.4     2.01      100,284    45.6     2.52
                                     ---------   ------             ---------   -----             ---------   -----
Certificates of deposit maturing:
   Within one year...............      158,085     57.3     5.23      105,111    44.3     5.03      108,902    49.5     5.60
   After one but within three years     10,653      3.9     5.69       30,263    12.8     5.16        9,613     4.4     5.72
   After three years.............        1,220      0.4     3.88        1,211     0.5     4.21        1,114     0.5     4.49
                                     ---------   ------             ---------   -----             ---------   -----
     Total.......................      169,958     61.6     5.25      136,585    57.6     5.05      119,629    54.4     5.60
                                     ---------   ------             ---------   -----             ---------   -----

Total deposits...................    $ 275,772    100.0%    3.94%   $ 237,279   100.0%    3.76%   $ 219,913   100.0%    4.20%
                                     =========   ======             =========   =====             =========   =====

      The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                Years Ended March 31,
                                     -----------------------------------------
                                       2000             1999            1998
                                     ---------       ---------       ---------
                                               (Dollars in Thousands)
Balance at beginning of year ...     $ 237,279       $ 219,913       $ 211,223
Deposits .......................       349,460         353,228         279,709
Withdrawals ....................      (320,788)       (344,919)       (279,719)
Interest credited ..............         9,821           9,057           8,700
                                     ---------       ---------       ---------

Balance at end of year .........     $ 275,772       $ 237,279       $ 219,913
                                     =========       =========       =========

Net increase during the year:
   Amount ......................     $  38,493       $  17,366       $   8,690
   Percent .....................          16.2%            7.9%            4.1%
                                     =========       =========       =========

      The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of March 31, 2000.

                                                                                     Maturity
                                                         ------------------------------------------------------------
                                                         3 Months    Over 3 to 6  Over 6 to 12  Over 12
                                                         or Less        Months       Months      Months        Total
                                                         --------    -----------  ------------  --------     --------
                                                                                (In Thousands)
Certificates of deposit less than $100,000 .........     $ 39,798     $ 25,967     $ 65,956     $  9,869     $141,590
Certificates of deposit of $100,000 or more(1) .....        9,924        4,068       12,372        2,004       28,368
                                                         --------     --------     --------     --------     --------

Total of certificates of deposit ...................     $ 49,722     $ 30,035     $ 78,328     $ 11,873     $169,958
                                                         ========     ========     ========     ========     ========

----------
(1) The weighted average interest rates for these accounts, by maturity period, are 4.81% for 3 months or less; 4.91% for 3 to 6 months; 5.62% for 6 to 12 months; and 5.50% for over 12 months. The overall weighted average rate for accounts of $100,000 or more was 5.28%.

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

Service Corporation Subsidiary

      In April 1999, Sound REIT, Inc. was incorporated as a special purpose real estate investment trust under New York law. Sound REIT, Inc. was funded with $74.2 million in mortgage loans and mortgage- related assets contributed by the Bank. At March 31, 2000, Sound REIT, Inc. held $69.4 million in mortgage loan and mortgage-related assets.

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

Employees

      As of March 31, 2000, the Bank employed 51 persons on a full-time basis and 9 persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group and management considers employee relations to be good.

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

      The United States Congress in the past has considered legislation that would require all federal savings associations, such as the Bank, to either convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under such legislation, the Mutual Holding Company and the Company likely would not be regulated as savings and loan holding companies but rather as bank holding companies. This proposed legislation would abolish the OTS and transfer its functions to other federal banking regulators. No assurance can be given as to whether or in what form such legislation might be enacted or its potential effect on the Company and the Bank.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At March 31, 2000, the Bank's investment in stock of the FHLB of New York was $2.2 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of New York and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended March 31, 2000, dividends paid by the FHLB of New York to the Bank were approximately $129,000 representing an annual rate of 6.76%.

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

      Savings Association Regulatory Capital. Savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage ratio requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage capital rule at March 31, 2000 generally requires that savings associations maintain "core capital" of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except a limited amount of purchased mortgage servicing rights and credit card relationships) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four risk-weight categories (0%, 20%, 50% or 100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a potentially greater credit risk, such as a commercial loan, requires a risk weight of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital ratio requirements, its entire equity and debt investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At March 31, 2000, the Bank was in compliance with all capital requirements imposed by law.

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

      Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, federal law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At March 31, 2000, the Bank was categorized as "well capitalized," meaning that the Bank's total risk-based capital ratio exceeded 10%, Tier I risk-based capital ratio exceeded 6%, leverage capital ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

      Limitation on Capital Distributions. Under current OTS regulations, a savings institution may make capital distributions provided it has filed a notice with, or under certain circumstances made application to, the OTS. Subsidiaries of a savings and loan holding company must provide prior notice to the OTS if its intention to declare a dividend. A savings association must make application to the OTS if the total amount of all capital distributions (including the proposed distribution) for the applicable calendar year exceeds the savings association's net income for the year to date plus retained net income for the prior two years. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. The OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

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

      Safety and Soundness Standards. The federal banking agencies have also adopted safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, asset growth, compensation, asset quality, earnings, and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.

      Loans to One Borrower. Under OTS regulations, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities, but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At March 31, 2000, the Bank had no loans to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings following the Reorganization.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2000, the Bank maintained 90.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

      Community Reinvestment Act Matters. Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating--outstanding, satisfactory, needs to improve, and substantial noncompliance--and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first time home buyers. The OTS has designated the Bank's record of meeting community credit needs as "satisfactory."

Executive Officers of the Company

      Listed below is information, as of March 31, 2000, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of persons named below with respect to which he was or is to be selected as an officer.

      Name               Age                 Position and Term
      ----               ---                 -----------------

Bruno J. Gioffre         65    Chairman of the Board ; Director of the
                               Bank since 1975.

Richard P. McStravick    51    President and Chief Executive Officer since 1996;
                               Director of the Bank since 1996.

Anthony J. Fabiano       39    Chief Financial Officer and Accounting Officer
                               since 1998.

William H. Morel         67    Senior Vice President, Chief Lending Officer and
                               Corporate Secretary since 1969.

ITEM 2. PROPERTIES

Properties

      The following table provides certain information with respect to the Bank's offices at March 31, 2000.

                                       Leased or Owned,                                       Net Book Value of Real
           Location                 Lease Expiration Date        Year Acquired or Leased             Property
           --------                 ---------------------        -----------------------      ----------------------
Main Office                                 Owned                         1954                       $616,000
300 Mamaroneck Avenue
Mamaroneck, New York 10543

Branch Office                               Owned                         1961                       1,203,000
389 Halstead Avenue
Harrison, New York 10528

Branch Office                               Owned                         1972                       1,216,000
115 South Ridge Street
Rye Brook, New York 10573

Branch Office                               Leased                        1998                      174,000(2)
180 South Main Street                    12/31/03(1)
New City, New York 10956

Branch Office                               Leased                        1998                      410,000(2)
East Putnam Avenue                       11/30/08(3)
Cos Cob, Connecticut 06807

----------

(1)   The Company holds two five-year options to renew the lease until 12/31/13.
(2) The Company's lease agreement is an operating lease. The net book value at March 31, 2000 represents the amortized cost of leasehold improvements.
(3)   The Company holds a ten-year option to renew the lease until 11/30/18.

      The total net book value of the Bank's premises, land and equipment was approximately $4.3 million at March 31, 2000.

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

ITEM 6. SELECTED FINANCIAL DATA

      The "Selected Consolidated Financial Information" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated July 12, 2000 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

            o     Independent Auditors' Report
            o     Consolidated Balance Sheets at March 31, 2000 and 1999
            o Consolidated Statements of Income for the Years Ended March 31, 2000, 1999 and 1998
            o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2000, 1999 and 1998
            o Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998
            o     Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3) Exhibits

            3.1 Federal Charter of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.1 filed on June 22, 1998)

            3.2 Bylaws of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.2 filed on June 22, 1998)

            13    2000 Annual Report to Stockholders

            21    Subsidiaries of the Registrant

            23    Consent of KPMG LLP

            27 Financial Data Schedule (submitted only with filing in electronic format)

            99.1  Proxy Statement for Annual Meeting of Stockholders

      (b) Reports on Form 8-K

      On March 1, 2000, the Company filed a Current Report on Form 8-K to report under "Item 5. Other Events" that it had entered into the Merger Agreement. See "Recent Developments", in Item 1 of this Form 10-K.

      (c) The exhibits listed under (a)(3) above are filed herewith.

      (d) Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOUND FEDERAL BANCORP


Date: June 26, 2000                          By: /s/Richard P. McStravick
                                                 ------------------------------
                                                 Richard P. McStravick
                                                 President and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Richard P. McStravick                By: /s/ Bruno J. Gioffre
   --------------------------------------        ---------------------------------------
   Richard P. McStravick, President,             Bruno J. Gioffre, Chairman of the Board
    Chief Executive Officer and  Director
     (Principal Executive Officer)

Date: June 26, 2000                          Date: June 26, 2000


By: /s/ Joseph Dinolfo                       By: /s/ Donald H. Heithaus
   --------------------------------------        ---------------------------------------
     Joseph Dinolfo, Director                    Donald H. Heithaus, Director

Date: June 26, 2000                                  Date: June 26, 2000


By: /s/ Arthur C. Phillips, Jr.              By: /s/ Joseph A. Lanza
   --------------------------------------          ---------------------------------------
     Arthur C. Phillips, Jr., Director           Joseph A. Lanza, Director

Date: June 26, 2000                          Date: June 26, 2000


By: /s/ Anthony J. Fabiano                   By: /s/ James Staudt
   --------------------------------------        ---------------------------------------
     Anthony J. Fabiano                          James Staudt, Director

Date: June 26, 2000                          Date: June 26, 2000

