Form 10-Q
period 2000-06-30
SOUND FEDERAL BANCORP
filed 2000-08-11
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No.
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                              Shares
                          Class                            Outstanding at
                      -------------                        August 10, 2000
                      Common Stock,                        ---------------
                     par value, $0.10                       5,005,218

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 2000 and March 31, 2000.......1

         Consolidated Statements of Income for the Three Months
         Ended June 30, 2000 and 1999..........................................2

         Consolidated Statement of Changes in Stockholders' Equity
         for the Three Months Ended June 30, 2000..............................3

         Consolidated Statements of Cash Flows for the Three Months
         Ended June 30, 2000 and 1999..........................................4

         Notes to Unaudited Consolidated Financial Statements..................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........12


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

         Signatures...........................................................14

Part 1. - Financial Information

Item 1.  Financial Statements
Sound Federal Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)                                            June 30,        March 31,
                                                                                             2000            2000
                                                                                         --------------  -------------
Assets
 Cash and due from banks............................................................     $       7,492   $       7,567
 Federal funds sold.................................................................            16,400          25,000
 Certificates of deposit............................................................             7,181          10,075
 Securities:
    Available for sale, at fair value...............................................            60,758          62,365
     Held to maturity, at amortized cost (fair value of $32,892 and $34,799 at
       June 30 and March 31, 2000, respectively)...................................             33,792          35,658
                                                                                          ------------    ------------
          Total securities..........................................................            94,550          98,023
                                                                                          ------------    ------------

 Loans, net:
     Mortgage loans.................................................................           199,030         181,300
     Consumer loans.................................................................               958             820
     Allowance for loan losses (Note 5).............................................            (1,104)         (1,188)
                                                                                          -------------   -------------
          Total loans, net..........................................................           198,884         180,932
                                                                                          ------------    ------------

 Accrued interest receivable........................................................             2,135           2,116
 Federal Home Loan Bank stock.......................................................             2,195           2,195
 Premises and equipment, net........................................................             4,657           4,305
 Deferred income taxes..............................................................             1,630           1,386
 Other assets.......................................................................               869             745
                                                                                           -----------     -----------
           Total assets.............................................................     $     335,993   $     332,344
                                                                                          ============    ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits......................................................................     $     280,653   $     275,772
      Mortgagors' escrow funds.....................................................              1,902           2,765
      Accrued expenses and other liabilities........................................               627           1,118
                                                                                          ------------     -----------
         Total liabilities..........................................................           283,182         279,655
                                                                                          ------------     -----------
  Stockholders' equity:
     Preferred stock ($0.01 par value; 10,000,000 shares authorized;
     none issued and outstanding)..................................................                  -               -
     Common stock ($0.10 par value; 20,000,000 shares authorized; 5,212,218 shares
     Additional paid-in capital.....................................................            22,415          22,415
     Treasury stock, at cost (207,000 shares).......................................            (2,069)         (2,069)
     Common stock held by Employee Stock Ownership Plan ("ESOP") ...................            (1,441)         (1,489)
     Common stock awards under the Recognition and Retention Plan ("RRP").......                  (673)           (721)
     Retained earnings..............................................................            35,674          35,234
     Accumulated other comprehensive loss, net of taxes (Note 5)....................            (1,616)         (1,202)
                                                                                          --------------  -------------
         Total stockholders' equity.................................................            52,811          52,689
                                                                                           ------------    -----------
         Total liabilities and stockholders' equity.................................      $    335,993   $     332,344
                                                                                          ============    ============

See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                                         For the Three Months Ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                             2000          1999
                                                                             ----       -------
   Interest and Dividend Income
    Loans.......................................................         $      3,540   $      2,871
    Mortgage-backed and other securities........................                1,660          1,341
    Federal funds sold and certificates of deposit..............                  477            565
    Other earning assets........................................                   53             45
                                                                            ---------      ---------
    Total interest and dividend income..........................                5,730          4,822
                                                                            ---------      ---------

   Interest Expense
    Deposits....................................................                2,883          2,226
     Other interest-bearing liabilities.........................                   13             11
                                                                            ---------      ---------
    Total interest expense......................................                2,896          2,237
                                                                            ----------     ---------

    Net interest income.........................................                2,834          2,585
    Provision for loan losses (Note 5)..........................                   50             25
                                                                            ---------      ---------
    Net interest income after provision for loan losses.........                2,784          2,560
                                                                            ---------      ---------

   Non-Interest Income
     Service charges and fees...................................                   55             49
     Gain on sale of real estate owned..........................                    -             81
                                                                            ---------      ---------
     Total non-interest income..................................                   55            130
                                                                            ---------      ---------

   Non-Interest Expense
     Compensation and benefits..................................                  899            735
     Occupancy and equipment....................................                  328            193
     Data processing service fees...............................                   96             95
     Advertising and promotion..................................                  168             76
     Other......................................................                  397            506
                                                                            ---------      ---------
     Total non-interest expense.................................                1,888          1,605
                                                                            ---------      ---------

    Income before income tax expense............................                  951          1,085
    Income tax expense..........................................                  356            424
                                                                            ---------      ---------
    Net income..................................................         $        595   $        661
                                                                            =========      =========

    Basic and diluted earnings per common share (Note 4)........         $       0.12   $       0.13
                                                                            =========      =========




See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2000 (Unaudited) (Dollars in thousands, except per share data)



                                                                          Common     Common              Accumulated
                                                   Additional             Stock      Stock                  Other         Total
                                           Common   Paid-In    Treasury  Held By     Awards   Retained  Comprehensive  Stockholders'
                                           Stock    Capital     Stock      ESOP    Under RRP  Earnings       Loss         Equity
                                           -----    -------     -----      ----    ---------  --------       ----         ------
Balance at March 31, 2000...............  $  521    $ 22,415    $(2,069) $(1,489)  $   (721)  $ 35,234   $ (1,202)      $   52,689
Net income..............................      --         --         --        --                   595         --              595
Other comprehensive loss (Note 5).......      --         --         --        --         --         --       (414)           (414)
                                                                                                                         ----------
  Total comprehensive income (Note 5)...                                                                                        181
Dividends declared ($0.07 per share)....      --         --          --       --         --       (155)        --              (155)
Vesting of RRP shares...................      --         --          --       --         48         --         --                48
ESOP shares committed to be released
for Balance at June 30, 2000............$    521  $   22,415  $  (2,069)  $(1,441)  $   (673)  $ 35,674   $ (1,616)      $   52,811
                                         =======    ========    ========  ======== ==========  ========  ==========      ==========



See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                              For the Three Months Ended
                                                                                       June 30,
                                                                              --------------------------
                                                                                2000             1999
                                                                              -----------   ------------
OPERATING ACTIVITIES
  Net income............................................................     $    595          $    661
  Adjustments to reconcile net income to net cash provided
      Provision for loan losses.........................................           50                25
      Depreciation expense..............................................          111                49
      ESOP and RRP expense..............................................           96                48
      Deferred income tax expense (benefit).............................           52               (10)
      Gain on sale of real estate owned.................................            -               (81)
      Other adjustments, net............................................         (421)             (141)
                                                                              --------         ---------
            Net cash provided by operating activities...................          483               551
                                                                              ---------        --------

INVESTING ACTIVITIES
   Purchases of securities available for sale...........................            -           (12,430)
  Proceeds from principal payments, maturities and calls of
        securities ....................................................         2,785             4,831
  Disbursements for loan originations...................................      (25,366)          (15,563)
  Principal collection on loans.........................................        7,129             5,971
  Net increase in certificates of deposit...............................        2,894            (1,090)
  Proceeds from sale of real estate owned...............................            -               240
  Purchases of premises and equipment...................................         (463)             (404)
                                                                              --------         ---------
            Net cash used in investing activities.......................      (13,021)          (18,445)
                                                                              --------         ---------

FINANCING ACTIVITIES
  Net increase in deposits..............................................          4,881           3,652
  Net decrease in mortgage escrow deposits..............................           (863)           (781)
  Dividends paid........................................................           (155)           (365)
                                                                              ----------        --------
            Net cash provided by financing activities...................          3,863           2,506
                                                                              ----------        -------

  Decrease in cash and cash equivalents.................................         (8,675)        (15,388)
  Cash and cash equivalents at beginning of period......................         32,567          49,482
                                                                              ---------         -------
  Cash and cash equivalents at end of period............................     $   23,892      $   34,094
                                                                              =========         =======

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................     $    2,878      $    2,237
  Income taxes paid.....................................................            645             465
   Loans transferred to real estate owned...............................            203               -
                                                                             ==========         =======

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


2.   Acquisition

     On February 16, 2000, the Company entered into a definitive merger agreement with Peekskill Financial Corporation ("Peekskill") providing for the merger of Peekskill and its wholly-owned subsidiary, First Federal Savings Bank, with and into the Bank, with the Bank as the surviving entity (the "Merger"). The Merger was consummated on July 18, 2000. As part of the transaction, Peekskill's stockholders received $22 per share in cash. The transaction was valued at approximately $41.7 million including the "in-the-money" portion of outstanding stock options. On a pro-forma basis using June 30, 2000 data, the Company estimates that its post-acquisition total assets and total deposits approximate $500 million and $433 million, respectively.

     The Merger is being accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded by the Company at their fair values at the consummation date. The excess of the Company's total acquisition cost over the fair value of the net assets acquired, or "goodwill", has been recognized as an intangible asset and will be amortized to expense over a period of 15 years. The Company's consolidated financial statements will include amounts for Peekskill for periods subsequent to the consummation date.


3.   Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2001.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses, which is discussed in Note 5.

     The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 2000, included in the Company's 2000 Annual Report.


4.   Earnings Per Share

     Weighted average common shares used in calculating both basic and diluted earnings per share were 4,787,363 and 5,048,908 for the three months ended June 30, 2000 and 1999, respectively. In computing basic earnings per share, outstanding shares include all shares issued to the Mutual Holding Company and contributed to the Charitable Foundation, but exclude unallocated ESOP shares that have not been committed to be released to participants and unvested stock awards pursuant to the Bank's Recognition and Retention Plan. With respect to the calculation of diluted earnings per share, the application of the treasury stock method did not result in incremental common equivalent shares or otherwise have a dilutive effect on earnings per share for the quarters ended June 30, 2000 and 1999.


5.   Allowance for Loan Losses

     The allowance for loan losses is increased by provisions for loan losses charged to income and decreased by charge-offs (net of recoveries). Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of underlying collateral, and current economic conditions. Management believes that the allowance for loan losses is adequate to absorb probable losses in the existing loan portfolio.

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

     Activity in the allowance for loan losses for the periods indicated is summarized as follows (in thousands):

                                         Three Months Ended           Year Ended
                                                June 30,              March 31,
                                    -----------------------------
                                         2000            1999            2000
                                    -------------   -------------     ---------

Balance at beginning of period....  $     1,188     $     1,094     $    1,094
Provision for loan losses.........           50              25            100
Mortgage loans charged off........         (134)             --             (6)
                                      --------------------------    ----------
Balance at end of period..........  $     1,104     $     1,119     $    1,188
                                      =========       =========     ==========



5.   Comprehensive Income (Loss)

     The Company's other comprehensive income (loss) represents net unrealized holding gains and losses arising during the period on securities available for sale, net of related income taxes. The components are as follows for the periods indicated.



                                                                Other
                               Pre-Tax             Tax       Comprehensive
                                Loss             Effect         Loss
                             -----------       ----------   --------------
Three months ended:                            (in thousands)
   June 30, 2000              $  (725)         $    311     $     (414)
   June 30, 1999                 (873)              355           (518)



     Total comprehensive income (net income less other comprehensive loss) amounted to $181,000 and $143,000 for the three months ended June 30, 2000 and 1999, respectively.

     The Company's accumulated other comprehensive loss, which is included in stockholders' equity, represents the unrealized loss on securities available-for-sale of $2.7 million and $2.1 million at June 30, 2000 and March 31, 2000, respectively, less related income taxes of $1.1 million and $809,000, respectively.

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

Acquisition

     On February 16, 2000, the Company entered into a definitive merger agreement with Peekskill Financial Corporation ("Peekskill") providing for the merger of Peekskill and its wholly-owned subsidiary, First Federal Savings Bank, with and into the Bank, with the Bank as the surviving entity (the "Merger"). The Merger was consummated on July 18, 2000. As part of the transaction, Peekskill's stockholders received $22 per share in cash. The transaction was valued at approximately $41.7 million, including the "in-the-money" portion of outstanding stock options. The acquisition is being accounted for using the purchase method of accounting. On a pro-forma basis using June 30, 2000 data, the Company estimates that its post-acquisition total assets and total deposits approximate $500 million and $433 million, respectively. In addition, following the Merger, the Bank's branch network has been expanded to include three branches in Northern Westchester County, New York.


Financial Condition

     The Company's total assets increased by $3.7 million to $336.0 million at June 30, 2000 from $332.3 million at March 31, 2000. The increase in total assets reflects an $18.0 million increase in net loans to $198.9 million, funded principally by an $8.6 million decrease in Federal funds, a $2.9 million decrease in interest-bearing deposits and a $3.5 million decrease in securities. Total deposits amounted to $280.7 million at June 30, 2000, as compared to $275.8 million at March 31, 2000. Total stockholders' equity increased $122,000 to $52.8 million at June 30, 2000 as compared to $52.7 million at March 31, 2000.

Results of Operations

     General. Net income amounted to $595,000 or $0.12 per share for the quarter ended June 30, 2000, as compared to $661,000 or $0.13 per share for the quarter ended June 30, 1999. The decrease in net income for the current quarter was due primarily to a $283,000 increase in non-interest expenses and a $75,000 decrease in non-interest income, partially offset by a $249,000 increase in net interest income and a $68,000 decrease in income tax expense.

     Net Interest Income. Net interest income for the quarter ended June 30, 2000 amounted to $2.8 million, a $249,000 increase from the same period in the prior year. The interest rate spread was 3.00% and 3.01% for the quarters ended June 30, 2000 and 1999, respectively. The net interest margin for those periods was 3.53% and 3.61%, respectively. The relatively flat interest rate spread reflects the increase in interest rates during the past year, and changes in the asset and deposit mix of the Bank. The yield on earning assets increased 41 basis points to 7.15% for the quarter ended June 30, 2000 as compared to the same quarter in 1999, as rising interest rates caused the Bank's adjustable rate securities to reprice. In addition, the reallocation of funds from the securities portfolios and short-term investments into loans (which have higher yields) caused the yield on interest-earning assets to increase. However, rising market interest rates caused the cost of deposits to increase 42 basis points to 4.15%. In addition, time deposits, which have a higher cost than other deposits, represented 61.2% of average interest-bearing liabilities for the current quarter as compared to 57.1% for the prior year quarter.

     Interest Income. Interest income totaled $5.7 million during the quarter ended June 30, 2000 as compared to $4.8 million for the same period in the prior year. This increase is due to a $34.7 million increase in average interest-earning assets to $321.7 million during the quarter ended June 30, 2000 as compared to $287.0 million for the same quarter in the prior year, and by a 41 basis point increase in the average yield on interest-earning assets to 7.15%. The increase in the average balance of interest-earning assets was due primarily to the investment of funds from deposit growth during the past year.

     Loans. Interest income on loans increased $669,000 or 23.3% to $3.5 million for the current quarter as compared to $2.9 million for the same quarter in 1999. This increase is due to a $40.9 million increase in the average balance of loans to $188.9 million partially offset by a 26 basis point decrease in the yield earned to 7.52%. The growth of the loan portfolio is a result of the Company's efforts to expand its loan products offered and markets served, as well as the strong demand for fixed rate loans (the Company's primary mortgage loan product). Comparatively low interest rates also created a strong market for home purchases and the refinancing of existing mortgage loans in the Company's market area. The new loan production and the refinancing activity were the primary reasons for the decrease in the yield earned on mortgage loans since the rates on these loans are lower than those of the portfolio as a whole.

     Mortgage-Backed Securities. Interest on mortgage-backed securities increased $60,000 to $911,000 for the quarter ended June 30, 2000 due primarily to an increase of 57 basis points in the average yield to 6.48%, partially offset by a $1.3 million decrease in the average balance to $56.4 million. Many of these mortgage-backed securities have rates that adjust annually, typically based on Treasury bill rates. As interest rates increased over the last twelve months, these securities began to reprice to higher interest rates. The decrease in the average balance reflects the use of principal repayments to fund the growth of the loan portfolio and the purchase of securities other than mortgage-backed securities.

     Other Securities. Interest on other securities increased $259,000 to $749,000 for the quarter ended June 30, 2000 as compared to the same quarter in 1999 due to a $10.1 million increase in the average balance to $42.3 million and a 99 basis point increase in the average yield earned to 7.11%. The increase in the average balance was due to the investment of funds from deposit growth and the Company's ongoing strategy to redeploy short-term liquid assets into higher yielding loans and securities. The increase in the average yield reflects higher market interest rates.

     Federal Funds. Interest on Federal funds decreased $48,000 to $359,000, reflecting a $12.5 million decrease in the average balance to $21.7 million partially offset by a 187 basis point increase in the average yield earned to 6.64%. The decrease in the average balance of Federal funds reflects the Company's ongoing strategy to redeploy short-term liquid assets into higher yielding loans and securities.

     Certificates of Deposit. Interest income on certificates of deposit at other financial institutions amounted to $118,000 for the quarter ended June 30, 2000 as compared to $158,000 for the same quarter in the prior year. This decrease reflects a $2.9 million decrease in the average balance to $8.5 million for the 2000 quarter as compared to $11.4 million for the same quarter in 1999.

     Interest Expense. Interest expense for the quarter ended June 30, 2000 totaled $2.9 million, as compared to $2.2 million for the quarter ended June 30, 1999. The average balance of interest-bearing liabilities increased $39.3 million to $279.8 million for the quarter ended June 30, 2000 from $240.5 million for the same quarter in the prior year and the average cost of these liabilities increased 42 basis points to 4.15%. The increase in the average balance is due primarily to a $33.8 million increase in the average balance of time deposits to $171.1 million from $137.3 million in the same quarter last year. This growth in time deposits reflects marketing campaigns to celebrate the opening of the Bank's Greenwich branch in September 1999. Interest expense on time deposits totaled $2.3 million for the current quarter as compared to $1.7 million for the same quarter in 1999. The increase is due to the increase in the average balance of time deposits as well as a 55 basis point increase in the average rate paid to 5.48%.

     Interest expense on other deposits (savings, NOW and money market accounts) amounted to $547,000 for the quarter ended June 30, 2000 as compared to $539,000 for the same quarter in the prior year. The average balance of these accounts increased $5.0 million to $106.6 million and the average rate paid decreased 7 basis points to 2.06%

     Provision for Loan Losses. The provision for loan losses was $50,000 for the quarter ended June 30, 2000 as compared to $25,000 for the quarter ended June 30, 1999. Non-performing loans amounted to $806,000 or 0.40% of total loans at June 30, 2000, as compared to $817,000 or 0.53% of total loans at June 30, 1999. The allowance for loan losses amounted to $1.1 million at June 30, 2000 and 1999, respectively. Charge-offs amounted to $134,000 during the three months ended June 30, 2000 (none for the three months ended June 30, 1999).

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

     Non-Interest Income. Non-interest income totaled $55,000 and $130,000 for the quarters ended June 30, 2000 and 1999, respectively. The quarter ended June 30, 1999 included a net gain of $81,000 on the sale of real estate owned. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees.

     Non-Interest Expense. Non-interest expense totaled $1.9 million for the quarter ended June 30, 2000 as compared to $1.6 million for the quarter ended June 30, 1999. This increase is due primarily to increases of $164,000 in compensation and benefits, $135,000 in occupancy and equipment costs and $92,000 in advertising and promotion, partially offset by a $109,000 decrease in other non-interest expenses. The increase in compensation and benefits is due primarily to staff hired for the Greenwich branch, expense of $47,000 related to the Recognition and Retention Plan established in October 1999, and normal salary increases. The increase in occupancy and equipment costs includes various expenses related to the remodeling of the Harrison and Rye branches and the new branch in Greenwich, Connecticut. The increase in advertising and promotion is primarily due to promotional events for the grand opening of the Greenwich branch and the re-opening of the remodeled branches.

     Income Taxes. Income tax expense amounted to $356,000 and $424,000 for the quarters ended June 30, 2000 and 1999, respectively. The effective tax rate for those same periods was 37.4% and 39.1%, respectively.


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

     The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 4%. At June 30, 2000, the Bank's liquidity ratio under OTS regulations was approximately 25%.

     The primary investing activities of the Company are the origination of loans and the purchase of securities. For the three months ended June 30, 2000 and for the year ended March 31, 2000, the Company originated loans totaling $24.8 million and $62.5 million, respectively. The Company did not purchase any securities during the quarter ended June 30, 2000 in anticipation of liquidity needed to fund the Acquisition. The Company purchased $35.2 million of securities for the year ended March 31, 2000.

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

     At June 30, 2000, the Company had outstanding loan commitments of $34.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from June 30, 2000, totaled $157.6 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At June 30, 2000, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

     The following table sets forth the historical capital position of the Bank as calculated at June 30, 2000 prior to the Merger. The Bank's capital level reflects the receipt of $9.0 million from Sound Federal Bancorp for the Bank's issuance of common stock, equal to approximately 50% of the net proceeds received in the Offering. Accordingly, the actual capital amounts and ratios set forth below do not include additional capital retained by Sound Federal Bancorp.



                                                                               OTS Requirements
                                                                   -----------------------------------------------
                                                                    Minimum Capital            Classification as
                                             Bank Actual                Adequacy                Well Capitalized
                                         --------------------     --------------------     -----------------------
                                         Amount       Ratio        Amount       Ratio        Amount     Ratio
                                                                 (Dollars in thousands)
June 30, 2000
Tangible capital....................  $   46,372       13.7%     $   5,071        1.5%
Tier I (core) capital...............      46,372       13.7         13,522        4.0     $   16,903     5.0%
Risk-based capital:
   Tier I...........................      46,372       31.1                                    8,938     6.0
   Total............................      47,476       31.9         11,918        8.0         14,898    10.0

Tangible capital....................  $   45,786       13.7%     $   5,007        1.5%
Tier I (core) capital...............      45,786       13.7         13,353        4.0     $   16,690     5.0%
Risk-based capital:
   Tier I...........................      45,786       32.9                                    8,352     6.0
   Total............................      46,909       33.7         11,136        8.0         13,920    10.0



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 2000, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended June 30, 2000, there were no significant changes in the Company's assessment of market risk.

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

         None

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






                                            Sound Federal Bancorp
                                            ------------------------------------
                                            (Registrant)





                                   By:      /s/ Anthony J. Fabiano
                                            ------------------------------------
                                            Anthony J. Fabiano
                                            Duly Authorized and Chief Financial
                                            and Accounting Officer
August 11, 2000