Form 10-Q
period 2000-09-30
SOUND FEDERAL BANCORP
filed 2000-11-13
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

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

                                                       Shares
                                                   Outstanding at
               Class                              November 10, 2000
            -------------                        -----------------
           par value, $0.10                          4,993,218

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at September 30, 2000 and March 31, 2000.........  1

Consolidated Statements of Income for the Three and Six Months
Ended September 30, 2000 and 1999..............................................2

Consolidated Statement of Changes in Stockholders' Equity for the Six Months
Ended September 30, 2000.......................................................3

Consolidated Statements of Cash Flows for the Six Months
Ended September 30, 2000 and 1999..............................................4

Notes to Unaudited Consolidated Financial Statements...........................5


Results of Operations......................................................... 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........12


                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.....................................................13

Item 2. Changes in Securities and Use of Proceeds.............................13

Item 3. Defaults upon Senior Securities.......................................13

Item 4. Submission of Matters to a Vote of Security Holders...................13

Item 5. Other Information.....................................................13

Item 6. Exhibits and Reports on Form 8-K......................................13

        Signatures............................................................14

Part 1. - Financial Information

Item 1.  Financial Statements
Sound Federal Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

                                                                                        September 30,             March 31,
                                                                                            2000                    2000
                                                                                    --------------------        ------------

Assets
 Cash and due from banks........................................................    $          11,489       $           7,567
 Federal funds sold.............................................................               17,500                  25,000
 Certificates of deposit........................................................                5,581                  10,075
 Securities:
    Available for sale, at fair value...........................................              153,732                  62,365
    Held to maturity, at amortized cost (fair value of $31,877 and
    $34,799 at September 30, 2000 and March 31, 2000, respectively).............               32,008                  35,658
                                                                                          -----------            ------------
          Total securities......................................................              185,740                  98,023
                                                                                         ------------            ------------
 Loans, net:
     Mortgage loans.............................................................              275,767                 181,300
     Consumer loans.............................................................                1,316                     820
     Allowance for loan losses (Note 5).........................................               (1,946)                 (1,188)
                                                                                         -------------           -------------
          Total loans, net......................................................              275,137                 180,932
                                                                                         ------------            ------------

 Accrued interest receivable....................................................                3,172                   2,116
 Federal Home Loan Bank stock...................................................                3,745                   2,195
 Premises and equipment, net....................................................                6,047                   4,305
 Deferred income taxes..........................................................                2,061                   1,386
 Goodwill (Note 2)..............................................................               14,976                       -
 Other assets...................................................................                2,012                     745
                                                                                          -----------             -----------
           Total assets.........................................................    $         527,460       $         332,344
                                                                                         ============            ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits..................................................................    $         448,223       $         275,772
       Borrowings...............................................................               19,539                      86
       Mortgagors' escrow funds.................................................                2,730                   2,765
       Accrued expenses and other liabilities...................................                1,852                   1,032
                                                                                         ------------             -----------
       Total liabilities                                                                      472,344                 279,655
                                                                                              -------                 -------
  Stockholders' equity:
     Preferred stock ($0.01 par value; 10,000,000 shares authorized;
     none issued and outstanding)...............................................                    -                       -
     Common stock ($0.10 par value; 20,000,000 shares authorized;
     5,212,218 shares issued)...................................................                  521                     521
     Additional paid-in capital.................................................               22,407                  22,415
     Treasury stock, at cost (219,000 shares at September 30, 2000
        and 207,000 shares at March 31,2000)....................................               (2,178)                 (2,069)
     Common stock held by Employee Stock Ownership Plan ("ESOP")................               (1,393)                 (1,489)
     Common stock awards under the Recognition and Retention Plan ("RRP").......                 (624)                   (721)
     Retained earnings .........................................................               36,186                  35,234
     Accumulated other comprehensive income (loss), net of taxes (Note 5).......                  197                  (1,202)
                                                                                                  ---                  -------
     Total stockholders' equity                                                                55,116                  52,689
                                                                                               ------                 ------
     Total liabilities and stockholders' equity                                      $        527,460       $         332,344
                                                                                              =======                 =======

See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                                   For the Three Months Ended         For the Six Months Ended
                                                                         September 30,                      September 30,
                                                                  -------------------------         --------------------------

                                                                       2000          1999              2000            1999
                                                                       ----          ----              ----            ----
Interest and Dividend Income
 Loans.......................................................    $     5,016     $     2,961       $    8,556     $      5,832

 Securities..................................................          3,156           1,419            4,815            2,760
 Federal funds sold and certificates of deposit..............            292             513              769            1,078



 Other earning assets........................................            146              47              200               92
                                                                   ---------       ---------        ---------        ---------
 Total interest and dividend income..........................          8,610           4,940           14,340            9,762
                                                                   ---------       ---------        ---------        ---------


Interest Expense
 Deposits....................................................          4,449           2,322            7,333            4,548
 Borrowings..................................................            335               2              337                 4
 Other interest-bearing liabilities..........................             24              11               35                20
                                                                          --              --               --               --
 Total interest expense......................................          4,808           2,335             7,705            4,572
                                                                   ---------       ---------        ---------        ---------

 Net interest income.........................................          3,802           2,605            6,635            5,190
 Provision for loan losses (Note 5)..........................             58              25              108               50
                                                                   ---------       ---------        ---------        ---------
 Net interest income after provision for loan losses.........          3,744           2,580            6,527            5,140
                                                                   ---------       ---------        ---------        ---------

Non-Interest Income
  Service charges and fees...................................             88              51              143              100
  Gain (loss) on sale of real estate owned...................            (22)             --              (22)              81
                                                                   ----------      ---------        ----------       ---------
  Total non-interest income..................................             66              51              121              181
                                                                   ---------       ---------        ---------        ---------

Non-Interest Expense
  Compensation and benefits..................................          1,188             796            2,088            1,531
  Occupancy and equipment....................................            379             235              707              428
  Data processing service fees                                            71              60              167              155

  Advertising and promotion..................................            132             120              300              196
  Goodwill amortization (Note 2).............................            255               -              255                -
  Other......................................................            525             502              921            1,008
                                                                   ---------       ---------        ---------        ---------
  Total non-interest expense.................................          2,550           1,713            4,438            3,318
                                                                   ---------       ---------        ---------        ---------

 Income before income tax expense............................          1,260             918            2,210            2,003
 Income tax expense..........................................            590             291              946              715
                                                                   ---------       ---------        ---------        ---------
 Net income..................................................   $        670    $        627     $      1,264     $      1,288
                                                                   =========       =========        =========        =========

    Basic and diluted earnings per common share (Note 4)        $       0.14    $       0.13     $       0.26     $       0.26
                                                                   =========       =========        =========        =========


See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 2000
(Unaudited)
(Dollars in thousands, except per share data)



                                                                           Common     Common              Accumulated
                                                    Additional             Stock      Stock                  Other         Total
                                            Common   Paid-In    Treasury  Held By     Awards   Retained  Comprehensive Stockholders'
                                            Stock    Capital     Stock      ESOP    Under RRP  Earnings  Income (Loss)    Equity
                                            -----    -------     -----      ----    ---------  --------  -------------    ------
Balance at March 31, 2000................. $  521    $ 22,415    $(2,069) $ (1,489) $   (721)  $ 35,234  $    (1,202)   $  52,689
Net income................................     --         --         --        --                 1,264           --        1,264
Other comprehensive income (Note 5).......     --         --         --        --        --          --        1,399        1,399
                                                                                                                          -------
  Total comprehensive income (Note 5).....                                                                                  2,663
Repurchase of common stock................      -          -        (109)       -         -           -            -        (109)
Dividends declared ($0.14 per share)......     --         --          --       --        --        (312)          --        (312)
Vesting of RRP shares.....................     --         --          --        --       97          --           --          97
ESOP shares committed to be released for
   allocation.............................     --         (8)         --        96       --          --           --          88
                                           ------- ---------------------   -------  ----------  --------  ----------       ------

Balance at September 30, 2000............. $  521  $   22,407    $(2,178)  $(1,393) $    (624)  $36,186   $      197    $  55,116
                                           ======    ========    ========  ======== ==========  =======   ==========      =======



See accompanying notes to the unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                     For the Six Months Ended
                                                                                           September 30,
                                                                                  ---------------------------------
                                                                                      2000                  1999
OPERATING ACTIVITIES                                                              ----------             ----------
  Net income............................................................          $    1,264             $    1,288
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses.........................................                 108                     50
      Depreciation and amortization....................................                  207                    103
      ESOP and RRP expense.............................................                  185                     97
      Deferred income tax benefit......................................                   (2)                   (34)
      Goodwill amortization............................................                  255                      -
      Loss (gain) on sale of real estate owned.........................                   22                    (81)
      Other adjustments, net...........................................                  215                     75
                                                                                  ----------             ----------
            Net cash provided by operating activities.........                         2,254                  1,498
                                                                                  ----------             ----------


INVESTING ACTIVITIES
   Purchases of securities available for sale...........................                   -                (19,243)
  Proceeds from the sale of securities available for sale...............              21,888                      -
  Proceeds from principal payments, maturities and calls of securities                11,669                  8,720
  Disbursements for loan originations...................................             (42,769)               (29,939)
  Principal collection on loans.........................................              15,737                 10,718
  Net decrease (increase) in certificates of deposit....................               4,494                 (1,392)
  Cash paid in purchase acquisition, net of cash acquired..............              (33,937)                     -
  Proceeds from sale of real estate owned...............................                  33                    314
  Purchases of premises and equipment...................................                (568)                (1,167)
                                                                                  ----------             ----------
            Net cash used in investing activities.......................             (23,453)               (31,989)
                                                                                  ----------             ----------


FINANCING ACTIVITIES
  Net increase in deposits                                                              20,090               18,526
  Net decrease in mortgagors' escrow funds                                              (2,048)                (942)
  Purchase of treasury stock                                                              (109)              (1,393)
  Dividends paid                                                                          (312)                (706)
            Net cash provided by financing activities                                   17,621               15,485

  Decrease in cash and cash equivalents                                                 (3,578)             (15,006)
  Cash and cash equivalents at beginning of period                                      32,567               49,482
  Cash and cash equivalents at end of period                                      $     28,989       $       34,476

SUPPLEMENTAL INFORMATION
  Interest paid                                                                   $      7,879       $        4,448

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................          $      7,879       $       4,448
  Income taxes paid.....................................................                   708                 773
   Loans transferred to real estate owned...............................                   291                 124
                                                                                  ============         ===========
   Acquisition accounted for by the purchase method:
      Fair value of assets acquired, including goodwill of $15,231......          $    212,850       $          -
      Fair value of liabilities assumed.................................              (174,081)                 -
                                                                                  ------------       ------------
      Cash paid in acquisition..........................................          $     38,769       $          -
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


  2.    Acquisition

     On February 16, 2000, the Company entered into a definitive merger agreement with Peekskill Financial Corporation ("Peekskill") providing for the merger of Peekskill and its wholly-owned subsidiary, First Federal Savings Bank, with and into the Bank, with the Bank as the surviving entity (the "Acquisition"). The Acquisition was consummated on July 18, 2000. As part of the transaction, Peekskill's stockholders received $22 per share in cash. The transaction was valued at approximately $41.7 million including the "in-the-money" portion of outstanding stock options. At the time of the Acquisition, Peekskill had total assets of $201.5 million and total deposits of $152.4 million (historical carrying amounts before purchase accounting adjustments).

     The Acquisition has been accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded by the Company at their fair values at the consummation date. The excess of the Company's total acquisition cost over the fair value of the net assets acquired, or "goodwill", has been recognized as an intangible asset and is being amortized to expense over a period of 15 years. Goodwill resulting from the Acquisition totaled $15.2 million and the related amortization was $255,000 for the quarter ended September 30, 2000. Financial statement amounts for Peekskill and its subsidiary are included in the Company's consolidated financial statements beginning on the acquisition date.


3.       Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading; however, the operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending March 31, 2001.

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


4.       Earnings Per Share

     Weighted average common shares used in calculating both basic and diluted earnings per share were 4,793,260 and 4,967,074 for the three months ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000 and 1999, weighted average common shares used in calculating basic and diluted earnings per share were 4,795,336 and 5,031,204, respectively. In computing basic earnings per share, outstanding shares include all shares issued to the Mutual Holding Company and contributed to the Charitable Foundation, but exclude unallocated ESOP shares that have not been committed to be released to participants and unvested stock awards pursuant to the Bank's Recognition and Retention Plan. With respect to the calculation of diluted earnings per share, the application of the treasury stock method did not result in incremental common equivalent shares or otherwise have a dilutive effect on earnings per share for the three months and six months ended September 30, 2000 and 1999.


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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                            Three Months Ended               Six Months Ended         Year Ended
                                                 September 30,                   September 30,         March 31,
                                       ------------------------------  ---------------------------     ---------
                                            2000            1999            2000           1999          2000
                                       -------------   -------------   -------------  ------------       ----
                                                               (in thousands)
Balance at beginning of period....     $     1,104     $     1,119     $     1,188    $     1,094     $     1,094
Provision for loan losses.........              58              25             108             50             100
Allowance transferred in Acquisition           784             -               784            -                 -
Mortgage loans charged off........              --             -              (134)           -                (6)
                                         ----------      ----------      ----------     ----------     -----------
Balance at end of period..........     $     1,946     $     1,144     $     1,946    $     1,144           1,188
                                         =========       =========       =========      =========      ===========



5.    Comprehensive Income (Loss)

     The Company's other comprehensive income (loss) represents net unrealized holding gains and losses arising during the period on securities available for sale, net of related income taxes. The components are as follows for the periods indicated.


                                                                               Other
                                  Pre-Tax                  Tax              Comprehensive
                              Income (Loss)               Effect             Income (Loss)
                           ---------------        -----------------       ----------------
Three Months Ended:                                   (in thousands)
   September 30, 2000      $       3,070          $      (1,257)          $       1,813
   September 30, 1999               (404)                   168                    (236)

Six Months Ended:
   September 30, 2000              2,345                   (946)                  1,399
   September 30, 1999             (1,277)                   523                    (754)



     Total comprehensive income (net income and other comprehensive income or loss) amounted to $2.5 million and $391,000 for the three months ended September 30, 2000 and 1999, respectively, and $2.7 million and $534,000 for the six months ended September 30, 2000 and 1999, respectively.

     The Company's accumulated other comprehensive income (loss), which is included in stockholders' equity, represents the unrealized gain (loss) on securities available for sale of $334,000 and $2.0 million at September 30, 2000 and March 31, 2000, respectively, less related income taxes of $137,000 and $809,000, respectively.

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

     When used in this report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among others, these risks and uncertainties include changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from its forward- looking statements. The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Acquisition

     On February 16, 2000, the Company entered into a definitive merger agreement with Peekskill Financial Corporation ("Peekskill") providing for the merger of Peekskill and its wholly-owned subsidiary, First Federal Savings Bank, with and into the Bank, with the Bank as the surviving entity (the
"Acquisition"). The Acquisition was consummated on July 18, 2000. As further described in Note 2 to the unaudited consolidated financial statements in Item 1, the acquisition has been accounted for using the purchase method of accounting and, accordingly, financial statement amounts for Peekskill and its subsidiary are included in the Company's consolidated financial statements beginning on the acquisition date.


Financial Condition

     The Company's total assets increased by $195.1 million to $527.5 million at September 30, 2000 from $332.3 million at March 31, 2000, primarily due to the Acquisition. At the time of the Acquisition, Peekskill had total assets of $201.5 million. The increase in total assets includes an $87.7 million increase in securities to $185.7 million, a $94.2 million increase in net loans to $275.1 million and a $15.0 million increase in goodwill which resulted from the Acquisition. Total deposits amounted to $448.2 million at September 30, 2000, an increase of $172.4 million compared to $275.8 million at March 31, 2000. At the time of the Acquisition, Peekskill had total deposits of $152.4 million. Total stockholders' equity increased $2.4 million to $55.1 million at September 30, 2000, as compared to $52.7 million at March 31, 2000.


Results of Operations

     General. Net income amounted to $670,000 or $0.14 per common share for the quarter ended September 30, 2000, as compared to $627,000 or $0.13 per common share for the quarter ended September 30, 1999. The increase in net income for the current quarter was due primarily to a $1.2 million increase in net interest income, substantially offset by an $837,000 increase in non-interest expenses and a $299,000 decrease in income tax expense.

     For both six-month periods ended September 30, 2000 and 1999, net income amounted to $1.3 million or $0.26 per common share. Net interest income increased $1.4 million for the six months ended September 30, 2000 as compared to the same period in 1999, offset by a $1.1 million increase in non-interest expenses and a $231,000 increase in income tax expense.

     Net Interest Income. Net interest income for the quarter ended September 30, 2000 amounted to $3.8 million, a $1.2 million increase from the same period in the prior year. The interest rate spread was 3.00% and 2.97% for the quarters ended September 30, 2000 and 1999, respectively. The net interest margin for those periods was 3.39% and 3.54%, respectively. For the six months ended September 30, 2000, net interest income amounted to $6.6 million as compared to $5.2 million for the prior year. The interest rate spread for those same periods was 3.00% and 2.99%, respectively. The net interest margin was 3.35% for the six months ended September 30, 2000 as compared to 3.57% for the same period in 1999.

     Interest Income. Interest income totaled $8.6 million during the quarter ended September 30, 2000 as compared to $4.9 million for the same period in the prior year. This increase is due to a $157.8 million increase in average interest-earning assets to $450.2 million during the quarter ended September 30, 2000 as compared to $292.4 million for the same quarter in the prior year, and by an 89 basis point increase in the average yield on interest-earning assets to 7.59%. The increase in the average balance of interest-earning assets was due primarily to the Acquisition. The increase in the average yield earned is a result of the assets acquired, as well as an overall increase in interest rates during the first half of calendar 2000. For the six months ended September 30, 2000, interest income totaled $14.3 million as compared to $9.8 million for the same period in the prior year. This increase is due to a $104.8 million increase in the average balance of interest-earning assets to $394.8 million and a 54 basis point increase in the yield earned to 7.25%.

     Loans. Interest income on loans increased $2.0 million or 69.4% to $5.0 million for the current quarter as compared to $3.0 million for the same quarter in 1999. This increase is due to a $97.5 million increase in the average balance of loans to $255.1 million and a 35 basis point increase in the yield earned to 7.80%. For the six months ended September 30, 2000, interest income on loans increased $2.7 million or 46.7% to $8.6 million as compared to $5.8 million for the same period in 1999. This increase is due to a $72.6 million increase in the average balance of loans to $225.3 million, partially offset by a 4 basis point decrease in the yield earned to 7.58%.

     The growth of the loan portfolio is principally a result of the Acquisition (Peekskill had net loans of $67.3 million at the acquisition date), as well as efforts by the Company to expand its loan products offered and markets served and the strong demand for fixed rate loans (the Company's primary mortgage loan product). Comparatively low interest rates also created a strong market for home purchases and the refinancing of existing mortgage loans in the Company's market area.

     Mortgage-Backed Securities. Interest on mortgage-backed securities increased $1.5 million to $2.3 million for the quarter ended September 30, 2000 due primarily to an increase of $68.5 million in the average balance of mortgage-backed securities to $124.1 million and an increase of 167 basis points in the average yield to 7.32%. Interest on mortgage-backed securities increased $1.6 million to $3.2 million for the six months ended September 30, 2000 due primarily to an increase of $38.7 million in the average balance of mortgage-backed securities to $95.3 million and an increase of 91 basis points in the average yield to 6.70%. The higher average balances in the current year reflect securities acquired in the Acquisition.

     Other Securities. Interest on other securities increased $238,000 to $865,000 for the quarter ended September 30, 2000 as compared to the same quarter in 1999 due to a $5.0 million increase in the average balance of other securities to $43.6 million and a 142 basis point increase in the average yield earned to 7.87%. Interest on other securities increased $497,000 to $1.6 million for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999 due to a $7.6 million increase in the average balance of other securities to $43.0 million and a 119 basis point increase in the average yield earned to 7.49%. The higher average balances in the current year reflect securities acquired in the Acquisition, net of sales of certain acquired securities which were made in order to fund a portion of the Acquisition cost.

     Federal Funds. Interest on Federal funds decreased $120,000 to $229,000 for the quarter ended September 30, 2000 as compared to $349,000 for the same period in 1999. This decrease is due to an $11.8 million decrease in the average balance to $14.6 million, partially offset by a 98 basis point increase in the average yield earned to 6.23%. For the six months ended September 30, 1999, interest on Federal funds decreased $169,000 to $587,000 as compared to the same period in 1999, reflecting a $12.2 million decrease in the average balance to $18.4 million, partially offset by a 145 basis point increase in the average yield earned to 6.37%. The lower level of Federal funds in the current year reflects the utilization of certain of the Company's liquid assets to fund a portion of the Acquisition cost.

     Interest Expense. Interest expense for the quarter ended September 30, 2000 totaled $4.8 million, as compared to $2.3 million for the quarter ended September 30, 1999. The average balance of interest-bearing liabilities increased $172.4 million to $420.3 million for the quarter ended September 30, 2000 from $247.9 million for the same quarter in the prior year and the average cost of these liabilities increased 85 basis points to 4.59%. For the six months ended September 30, 2000, interest expense totaled $7.7 million, as compared to $4.6 million for the six months ended September 30, 1999. The average balance of interest-bearing liabilities increased $115.1 million to $359.7 million for the six months ended September 30, 2000 from $244.6 million in the prior year and the average cost of these liabilities increased 54 basis points to 4.27%. The increase in interest-bearing liabilities is due primarily to the Acquisition.

     Interest expense on time deposits totaled $3.6 million for the current quarter as compared to $1.8 million for the same quarter in 1999. The increase is due to the increase in the average balance of time deposits as well as a 91 basis point increase in the average cost to 5.82%. Interest on savings accounts amounted to $617,000 for the current quarter as compared to $318,000 for the quarter ended June 30, 1999. The average balance of savings accounts increased $39.1 million to $99.4 million and the average cost increased 37 basis points to 2.46%. Interest expense on other deposits (NOW and money market accounts) amounted to $245,000 for quarter ended September 30, 2000 as compared to $237,000 for the same quarter in the prior year. The average balance of these accounts increased $13.9 million to $56.5 million and the average cost decreased 49 basis points to 1.72%.

     For the quarter ended September 30, 2000, interest on borrowings amounted to $335,000 as compared to $2,000 in the prior year. The average balance of borrowings for the quarter was $15.9 million and the average rate paid was 8.39% as compared to $86,000 and 9.29%, respectively, for the same quarter in 1999. The increase in borrowings consists of FHLB advances that were a component of Peekskill's capital management strategy and were assumed in the Acquisition.

     Interest expense on time deposits totaled $5.9 million for the six months ended September 30, 2000 as compared to $3.5 million for the same period in 1999. The increase is due to a $72.5 million increase in the average balance of time deposits and a 64 basis point increase in the average cost to 5.56%. Interest on savings accounts amounted to $950,000 for the current period as compared to

$621,000 for the six months ended June 30, 1999. The average balance of savings accounts increased $22.7 million to $82.9 million and the average cost increased 23 basis points to 2.29%. Interest expense on other deposits (NOW and money market accounts) amounted to $458,000 for the six months ended September 30, 2000 as compared to $471,000 for the same period in the prior year. The average balance of these accounts increased $9.6 million to $52.0 million and the average cost increased 46 basis points to 1.76%.

     For the six months ended September 30, 2000, interest on borrowings amounted to $337,000 as compared to $4,000 in the prior year. The average balance of borrowings for the six months ended September 30, 2000 was $9.1 million as compared to $86,000 for the same period in 1999. The average rate paid was 8.05% and 9.30% for those same respective periods.


     Provision for Loan Losses. The provision for loan losses was $58,000 for the quarter ended September 30, 2000 as compared to $25,000 for the quarter ended September 30, 1999. For the six months ended September 30, 2000, the provision for loan losses was $108,000 as compared to $50,000 for the same period in the prior year. Non-performing loans amounted to $1.3 million or 0.43% of total loans at September 30, 2000, as compared to $759,000 or 0.46% of total loans at September 30, 1999. The allowance for loan losses amounted to $1.9 million and $1.2 million at September 30, 2000 and March 31, 2000, respectively. The increase in the allowance for loan losses is primarily a result of the Acquisition. There were no charge-offs in the 2000 quarter as compared to charge-offs of $6,000 in the quarter ended September 30, 1999. Charge-offs amounted to $134,000 for the six months ended September 30, 2000 as compared to $6,000 for the six months ended September 30, 1999.

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

     Non-Interest Income. Non-interest income totaled $66,000 and $51,000 for the quarters ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000 and 1999, non-interest income amounted to $121,000 and $181,000, respectively. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees. Service fees amounted to $88,000 and $51,000 for the quarters ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000 and 1999, service fees amounted to $143,000 and $100,000, respectively. The increases in service fees are primarily attributable to the Acquisition. The quarter and six months ended September 30, 2000 included a loss of $22,000 on the sale of real estate owned. The six months ended September 30, 1999 included an $81,000 gain on the sale of real estate owned.

     Non-Interest Expense. Non-interest expense totaled $2.6 million for the quarter ended September 30, 2000 as compared to $1.7 million for the quarter ended September 30, 1999. This increase is due primarily to increases of $392,000 in compensation and benefits, $144,000 in occupancy and equipment costs, $12,000 in advertising and promotion, $255,000 in goodwill amortization and $23,000 in other non-interest expenses.

     For the six months ended September 30, 2000, non-interest expense totaled $4.5 million as compared to $3.3 million for the same period in 1999. This increase is due primarily to increases of $557,000 in compensation and benefits, $279,000 in occupancy and equipment costs, $104,000 in advertising and promotion and $255,000 in goodwill amortization, partially offset by an $87,000 decrease in other non-interest expenses.

     The increases in non-interest expenses are due primarily to the Acquisition and the opening of the Bank's Cos Cob branch in September 1999.

     Income Taxes. Income tax expense amounted to $590,000 and $291,000 for the quarters ended September 30, 2000 and 1999, respectively. The effective tax rate for those same periods was 46.8% and 31.7%, respectively. For the six months ended September 30, 2000 and 1999, income tax expense amounted to $946,000 and $715,000, respectively. The effective tax rate for those same periods was 42.8% and 35.7%, respectively. The higher effective tax rates in the current year are primarily due to the amortization of goodwill which is not deductible for tax purposes.


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

     The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 4%. At September 30, 2000, the Bank's liquidity ratio under OTS regulations was approximately 16.8%.

     The primary investing activities of the Company are the origination of loans and the purchase of securities. For the three months ended September 30, 2000 and for the year ended March 31, 2000, the Company originated loans totaling $42.5 million and $62.5 million, respectively. The Company did not purchase any securities during the quarter and six months ended September 30, 2000, other than securities acquired in the Acquisition. The Company purchased $35.2 million of securities during the year ended March 31, 2000, including $19.2 million during the six months ended September 30, 1999. During the quarter ended September 30, 2000, the Company sold $21.9 million of securities available for sale. These securities were part of Peekskill's portfolio and were recorded by the Company at their fair value in accordance with the purchase method of accounting. The securities were sold by the Company immediately thereafter and, as a result of the fair value adjustment, there was no gain or loss on the sale.

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

     At September 30, 2000, the Company had outstanding loan commitments of $40.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 2000, totaled $243.8 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At September 30, 2000, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

     The following table sets forth the capital position of the Bank as calculated at September 30, 2000 and March 31, 2000. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp. The decreases in the Bank's actual capital amounts and ratios at September 30, 2000 compared to March 31, 2000 are primarily attributable to the deduction of goodwill from regulatory capital and the increase in the Bank's total assets caused by the Acquisition.

                                                                                OTS Requirements
                                                                    -----------------------------------------
                                                                    Minimum Capital         Classification as
                                             Bank Actual                Adequacy             Well Capitalized
                                         ------------------        ------------------       -----------------
                                         Amount       Ratio        Amount       Ratio        Amount     Ratio
                                         ------       -----        ------       -----        ------     -----
                                                                 (Dollars in thousands)
September 30, 2000
Tangible capital....................  $   31,998        6.2%     $   7,690        1.5%
Tier I (core) capital...............      31,998        6.2         20,507        4.0     $   25,634     5.0%
Risk-based capital:
   Tier I...........................      31,998        14.3                                  13,412     6.0
   Total............................      33,944       15.2         17,883        8.0         22,354     10.0

March 31, 2000
Tangible capital....................  $   45,786       13.7%     $   5,007        1.5%
Tier I (core) capital...............      45,786       13.7         13,353        4.0     $   16,690     5.0%
Risk-based capital:
   Tier I...........................      45,786       32.9                                    8,352     6.0
   Total............................      46,909       33.7         11,136        8.0         13,920     10.0




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At September 30, 2000, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended September 30, 2000, there were no significant changes in the Company's assessment of market risk.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on August 10, 2000. The purpose of the meeting was the election of two directors of the Company and the ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending March 31, 2001. The results of the votes were as follows:

         Proposal 1 - Election of Directors


                                               For                Withheld
                                           ------------          -----------
      Donald H. Heithaus                    4,667,400               37,381
      Joseph A. Lanza                      4, 661,950               42,831


         Proposal 2 - Ratification of Appointment of KPMG LLP

             For                       Against                   Abstain
          ---------                   --------                  --------
            4,653,023                  5,550                     46,208


Item 5.    Other Information

            None.


Item 6.    Exhibits and Reports on Form 8-K


               (a)   Exhibit 27--Financial Data schedule*

               (b)   Reports on Form 8-K

                    The Company filed a report on Form 8-K on July 21, 2000 and subsequently filed a Form 8-K/A on September 29, 2000. These reports provided the required information with respect to the Acquisition.

                       *   Submitted only with filing in electronic format.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                Sound Federal Bancorp
                                                ------------------------
                                                (Registrant)





                                       By:      /s/ Anthony J. Fabiano
                                                -------------------------
                                                Anthony J. Fabiano
                                                Duly Authorized and Chief
                                                Financial and Accounting Officer
November 13, 2000