Form 10-Q
period 2000-12-31
SOUND FEDERAL BANCORP
filed 2001-02-13
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (Mark One)

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2000

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

                                       N/A
            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

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

                                                           Shares
                 Class                                 Outstanding at
             --------------                           February 12, 2001
              Common Stock,                           -----------------
              par value, $0.10                            4,874,218

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at December 31, 2000
         and March 31, 2000...................................................1

         Consolidated Statements of Income for the Three and
         Nine Months Ended December 31, 2000 and 1999.........................2

         Consolidated Statement of Changes in Stockholders' Equity
         for the Nine Months Ended December 31, 2000..........................3

         Consolidated Statements of Cash Flows for the Nine Months
         Ended December 31, 2000 and 1999.....................................4

         Notes to Unaudited Consolidated Financial Statements.................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........14


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 2.  Changes in Securities and Use of Proceeds...........................15

Item 3.  Defaults upon Senior Securities.....................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

         Signatures..........................................................16

Part 1. - Financial Information

Item 1.  Financial Statements
Sound Federal Bancorp and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

                                                                                            December 31,             March 31,
                                                                                                2000                   2000
                                                                                        -------------------    -------------------
Assets
 Cash and due from banks........................................................        $           4,729      $           7,567
 Federal funds sold.............................................................                   40,100                 25,000
 Certificates of deposit........................................................                    4,182                 10,075
 Securities:
    Available for sale, at fair value...........................................                  151,583                 62,365
     Held to maturity, at amortized cost (fair value of $29,808
       and $34,799 at December 31, 2000 and March 31, 2000, respectively).......                   30,049                 35,658
                                                                                             ------------           ------------
          Total securities......................................................                  181,632                 98,023
                                                                                             ------------           ------------
 Loans, net:
     Mortgage loans.............................................................                  285,440                181,300
     Consumer loans.............................................................                    1,827                    820
     Allowance for loan losses (Note 5).........................................                   (2,025)                (1,188)
                                                                                             ------------           ------------
          Total loans, net......................................................                  285,242                180,932
                                                                                             ------------           ------------

 Accrued interest receivable....................................................                    3,640                  2,116
 Federal Home Loan Bank stock...................................................                    3,745                  2,195
 Premises and equipment, net....................................................                    5,945                  4,305
 Deferred income taxes..........................................................                    1,134                  1,386
 Goodwill, net (Note 2).........................................................                   14,719                      -
 Other assets...................................................................                    1,861                    745
                                                                                              -----------            -----------
           Total assets.........................................................        $         546,929      $         332,344
                                                                                             ============           ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits..................................................................        $         469,459      $         275,772
      Borrowings................................................................                   14,625                     86
      Mortgagors' escrow funds..................................................                    4,781                  2,765
      Accrued expenses and other liabilities....................................                    2,099                  1,032
                                                                                             ------------            -----------
         Total liabilities......................................................                  490,964                279,655
                                                                                             ------------            -----------
  Stockholders' equity:
     Preferred stock ($0.10 par value; 10,000,000 shares
     authorized;                                                                                        -                      -
     none issued and outstanding)...............................................
     Common stock ($0.10 par value; 20,000,000 shares authorized;
       5,212,218 shares issued).................................................                      521                    521
     Additional paid-in capital.................................................                   22,402                 22,415
     Treasury stock, at cost (333,000 shares at December 31, 2000
        and 207,000 shares at March 31,2000)....................................                   (3,193)                (2,069)
     Common stock held by the Employee Stock Ownership Plan ("ESOP")............                   (1,345)                (1,489)
     Common stock awards under the Recognition and Retention Plan ("RRP").......                     (576)                  (721)
     Retained earnings..........................................................                   36,733                 35,234
     Accumulated other comprehensive income (loss), net of taxes (Note 6).......                    1,423                 (1,202)
                                                                                             ------------           ------------
          Total stockholders' equity............................................                   55,965                 52,689
                                                                                             ------------           ------------
          Total liabilities and stockholders' equity............................        $         546,929       $        332,344
                                                                                             ============           ============

See accompanying notes to unaudited consolidated financial statements. Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)


                                                                    For the Three Months Ended       For the Nine Months Ended
                                                                          December 31,                     December 31,
                                                                   -----------------------------------------------------------
                                                                    2000            1999                2000            1999
                                                                    ----            ----                ----            ----
   Interest and Dividend Income
    Loans...................................................... $      5,533   $      3,219      $     14,089    $      9,051
    Securities.................................................        3,343          1,506             8,158           4,266
    Federal funds sold and certificates of deposit.............          657            526             1,426           1,604

    Other earning assets.......................................          102             44               302             136
                                                                   ---------      ---------         ---------       ---------
    Total interest and dividend income.........................        9,635          5,295            23,975          15,057
                                                                   ---------      ---------         ---------       ---------


   Interest Expense
    Deposits...................................................        5,360          2,598            12,693           7,146
     Borrowings................................................          320              2               657               6
     Other interest-bearing liabilities........................           21              9                56              29
                                                                   ---------      ---------         ---------       ---------
    Total interest expense.....................................        5,701          2,609            13,406           7,181
                                                                   ---------     ----------         ---------       ---------

    Net interest income........................................        3,934          2,686            10,569           7,876
    Provision for loan losses (Note 5).........................           50             25               158              75
                                                                   ---------      ---------         ---------       ---------
    Net interest income after provision for loan losses........        3,884          2,661            10,411           7,801
                                                                   ---------      ---------         ---------       ---------

   Non-Interest Income
     Service charges and fees..................................           96             51               239             151
     Gain (loss) on sale of real estate owned..................           50             (5)               28              76
                                                                   ---------      ---------         ---------       ---------
     Total non-interest income.................................          146             46               267             227
                                                                   ---------      ---------         ---------       ---------

   Non-Interest Expense
     Compensation and benefits.................................        1,218            976             3,306           2,507
     Occupancy and equipment...................................          492            233             1,199             661
     Data processing service fees..............................          260            159               427             314
     Advertising and promotion.................................          222            192               522             388
     Goodwill amortization (Note 2)............................          255              -               510               -
     Other.....................................................          421            448             1,342           1,456
                                                                   ---------      ---------         ---------       ---------
     Total non-interest expense................................        2,868          2,008             7,306           5,326
                                                                   ---------      ---------         ---------       ---------

    Income before income tax expense...........................        1,162            699             3,372           2,702
    Income tax expense.........................................          491            250             1,437             965
                                                                   ---------      ---------         ---------       ---------
    Net income................................................. $        671   $        449      $      1,935    $      1,737
                                                                   =========      =========         =========       =========

    Basic and diluted earnings per common share (Note 4)....... $       0.14   $       0.09      $       0.40    $       0.35
                                                                   =========      =========         =========       =========





See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended December 31, 2000 (Unaudited) (Dollars in thousands, except per share data)


                                                                                            Common         Common
                                                                Additional                  Stock          Stock
                                                     Common      Paid-In      Treasury     Held By         Awards        Retained
                                                     Stock       Capital       Stock         ESOP        Under RRP       Earnings
                                                     -----       -------       -----         ----        ---------       --------
Balance at March 31, 2000.....................      $ 521       $ 22,415      $(2,069)  $   (1,489)  $      (721)     $   35,234
Net income....................................         --            --           --           --             --           1,935
Other comprehensive income (Note 6)...........         --            --           --           --             --             --

  Total comprehensive income (Note 6).........
Repurchase of common stock (126,000 shares)....        --            --        (1,124)         --             --             --
Dividends paid ($0.21 per share)..............         --            --            --          --             --           (436)
Vesting of RRP shares.........................         --            --            --          --            145             --
ESOP shares committed to be released for
   allocation.................................         --            (13)          --          144            --             --
                                                    ------      --------       ------      -------      --------        -------

Balance at December 31, 2000..................     $   521     $  22,402      $(3,193)  $   (1,345)  $      (576)     $  36,733
                                                    ======      ========       ======      =======      ========        =======




                                                   Accumulated
                                                      Other            Total
                                                  Comprehensive    Stockholders'
                                                  Income (Loss)       Equity
                                                  -------------       ------
Balance at March 31, 2000.....................   $  (1,202)      $   52,689
Net income....................................         --             1,935
Other comprehensive income (Note 6)...........       2,625            2,625
                                                                    -------
  Total comprehensive income (Note 6).........                        4,560
Repurchase of common stock (126,000 shares)....        --            (1,124)
Dividends paid ($0.21 per share)..............         --              (436)
Vesting of RRP shares.........................         --               145
ESOP shares committed to be released for
   allocation.................................         --               131
                                                  --------          -------

Balance at December 31, 2000..................   $  1,423        $   55,965
                                                  ========          =======


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                  For the Nine Months Ended
                                                                                          December 31,
                                                                                  ------------------------------
                                                                                      2000               1999
                                                                                  -------------     ------------
OPERATING ACTIVITIES
  Net income............................................................     $         1,935       $      1,737
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses.........................................                 158                 75
      Depreciation and amortization.....................................                 255                177
      ESOP and RRP expense..............................................                 276                330
      Income taxes......................................................                 200               (150)
      Goodwill amortization.............................................                 510                  -
      Gain on sale of real estate owned.................................                 (28)               (76)
      Other adjustments, net............................................                (649)              (368)
                                                                                  ----------          ---------
            Net cash provided by operating activities...................               2,713              1,725
                                                                                  ----------          ---------

INVESTING ACTIVITIES
   Purchases of securities available for sale...........................              (2,784)           (29,266)
  Proceeds from sales of securities available for sale..................              21,888                  -
  Proceeds from principal payments, maturities and calls of securities..              21,842             17,510
  Disbursements for loan originations...................................             (63,590)           (49,513)
  Principal collection on loans.........................................              25,821             19,215
  Net decrease (increase) in certificates of deposit....................               5,893               (388)
  Cash paid in purchase acquisition, net of cash acquired..............              (33,937)                 -
  Proceeds from sales of real estate owned..............................                 286                309
  Purchases of premises and equipment...................................                (639)            (2,036)
                                                                                  ----------         ----------
                  Net cash used in investing activities.................             (25,220)           (44,169)
                                                                                  ----------         ----------

FINANCING ACTIVITIES
  Net increase in deposits..............................................              41,326             30,269
  Repayment of borrowings...............................................              (5,000)                 -
  Net increase in mortgagors' escrow funds..............................                   3                282
  Purchases of treasury stock...........................................              (1,124)            (2,025)
  Dividends paid on common stock........................................                (436)              (850)
  RRP stock awards funded through stock purchases.......................                   -               (183)
                                                                                  ----------         ----------
            Net cash provided by financing activities...................              34,769             27,493
                                                                                  ----------         ----------

  Increase (decrease) in cash and cash equivalents......................              12,262            (14,951)
  Cash and cash equivalents at beginning of period......................              32,567             49,482
                                                                                  ----------         ----------
  Cash and cash equivalents at end of period............................       $      44,829      $      34,531
                                                                                  ==========         ==========

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................       $      13,596      $       7,020
  Income taxes paid.....................................................               1,043              1,543
   Liability for RRP awards not yet funded through stock purchases......                   -                778
   Loans transferred to real estate owned...............................                 291                124
                                                                                  ==========         ==========
   Acquisition accounted for by the purchase method:
      Fair value of assets acquired, including goodwill of $15,231......       $     212,850      $           -
      Fair value of liabilities assumed.......................................      (174,081)                 -
                                                                                  ----------         ----------
      Cash paid in acquisition................................................ $      38,769      $           -
                                                                                  ==========         ==========

See accompanying notes to unaudited consolidated financial statements.

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

         Sound Federal Bancorp issued a total of 5,212,218 shares of its common stock in the Reorganization and Offering, consisting of 2,810,510 shares (or 53.92%) issued to the Mutual Holding Company and 2,401,708 shares (or 46.08%) issued to other stockholders. The shares issued to other stockholders consisted of 192,129 shares purchased by the Company's Employee Stock Ownership Plan (the "ESOP") using $1.9 million in proceeds from a loan made by Sound Federal Bancorp; 102,200 shares contributed by the Company to establish the Sound Federal Savings and Loan Association Charitable Foundation (the "Charitable Foundation"); and 2,107,379 shares sold for cash of $21.1 million ($10.00 per share) in the Offering. The Charitable Foundation was established to provide funding to support charitable and not-for-profit causes and community development activities in the Company's market area. After deducting offering costs of $1.1 million, the net cash proceeds from the Offering were $20.0 million.

  2.     Acquisition

         On July 18, 2000, the Company consummated its acquisition of Peekskill Financial Corporation ("Peekskill"). Peekskill and its wholly-owned subsidiary, First Federal Savings Bank, merged with and into the Bank, with the Bank as the surviving entity (the "Acquisition"). Peekskill's stockholders received $22 per share in cash. The transaction was valued at approximately $41.7 million including the "in-the-money" portion of outstanding stock options. At the time of the Acquisition, Peekskill had total assets of $201.5 million and total deposits of $152.4 million (historical carrying amounts before purchase accounting adjustments).

         The Acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the consummation date. Related operating results are included in the Company's consolidated financial statements for periods after the consummation date. The excess of the Company's total acquisition cost over the fair value of the net assets acquired, or "goodwill", has been recognized as an intangible asset and is being amortized to expense over a period of 15 years. Goodwill resulting from the Acquisition totaled $15.2 million, and the related amortization expense was $255,000 and $510,000 for the three and nine months ended December 31, 2000, respectively.

3.       Basis of Presentation

         The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending March 31, 2001.

         The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. An estimate that is particularly susceptible to significant near-term change is the allowance for loan losses, which is discussed in Note 5.

         The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 2000, included in the Company's 2000 Annual Report.

4.       Earnings Per Share

          Weighted average common shares used in calculating both basic and diluted earnings per share were 4,766,212 for the three months and 4,788,280 for the nine months ended December 31, 2000. The application of the treasury stock method did not result in incremental common equivalent shares or otherwise have a dilutive effect on earnings per share for these periods. For the three and nine months ended December 31, 1999, weighted average common shares used in calculating basic earnings per share were 4,813,259 and 4,974,235, respectively. For the three and nine months ended December 31, 1999, weighted average shares used in calculating diluted earnings per share were 4,814,277 and 4,979,463, respectively, and included common stock equivalents of 1,018 shares and 5,228 shares, respectively.

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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                             Three Months Ended              Nine Months Ended              Year Ended
                                                 December 31,                      December 31,             March 31,
                                       ------------------------------  ------------------------------       ---------
                                            2000            1999            2000           1999                2000
                                       -------------   -------------   -------------  ------------             ----
                                                               (in thousands)
Balance at beginning of period....     $     1,946     $     1,144     $     1,188    $     1,094        $      1,094
Provision for loan losses.........              50              25             158             75                 100
Allowance transferred in Acquisition           --              --              784            --                  --
Mortgage loans charged off........             --              --             (134)           --                   (6)
Recoveries........................              29             --               29            --                  --
                                       -----------     -----------     -----------    -----------      --------------
Balance at end of period..........     $     2,025     $     1,169     $     2,025    $     1,169        $      1,188
                                         =========       =========       =========      =========        ============

6.       Comprehensive Income (Loss)

           The Company's other comprehensive income (loss) represents net unrealized holding gains and losses arising during the period on securities available for sale, net of related income taxes, as follows:

                                                                      Other
                                 Pre-Tax           Tax            Comprehensive
                              Income (Loss)       Effect          Income (Loss)
Three Months Ended:          --------------   --------------    ----------------
                                              (in thousands)
   December 31, 2000         $      1,998     $      (772)      $       1,226
   December 31, 1999                 (570)            219                (351)

Nine Months Ended:
   December 31, 2000                4,343          (1,718)              2,625
   December 31, 1999               (1,847)            742              (1,105)



         Total comprehensive income (net income and other comprehensive income or loss) amounted to $1.9 million and $98,000 for the three months ended December 31, 2000 and 1999, respectively, and $4.6 million and $632,000 for the nine months ended December 31, 2000 and 1999, respectively.

         The Company's accumulated other comprehensive income (loss), which is included in stockholders' equity, represents the unrealized gain on securities available for sale of $2.3 million less related income taxes of $909,000 at December 31, 2000, and the unrealized loss of $2.0 million less related income taxes of $809,000 at March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The financial condition and results of operations of the Company are primarily dependent upon those of the Bank. The Bank's principal business has historically consisted of offering savings and other deposits to the general public and using the funds from such deposits to make loans secured by residential real estate. The Company's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. Net income is also affected by, among other things, provisions for loan losses and non-interest expense. The Company's principal operating expenses, other than interest expense, consist of compensation and benefits, occupancy and equipment, other general and administrative expenses, and goodwill amortization. Operating results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve Board; and the actions of bank regulatory authorities.

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

Acquisition

         On July 18, 2000, the Company consummated its acquisition of Peekskill Financial Corporation ("Peekskill"). Peekskill and its wholly-owned subsidiary, First Federal Savings Bank, merged with and into the Bank, with the Bank as the surviving entity (the "Acquisition"). As further described in Note 2 to the unaudited consolidated financial statements in Item 1, the acquisition has been accounted for using the purchase method of accounting and, accordingly, related operating results are included in the Company's consolidated financial statements for periods after the acquisition date.


Financial Condition

         The Company's total assets increased by $214.6 million to $546.9 million at December 31, 2000 from $332.3 million at March 31, 2000, primarily due to the Acquisition. At the time of the Acquisition, Peekskill had total assets of $201.5 million. The increase in total assets primarily reflects an $83.6 million increase in securities to $181.6 million, a $104.3 million increase in net loans to $285.2 million and a $14.7 million increase in goodwill. The goodwill resulted from the Acquisition and is being amortized over 15 years. Total deposits amounted to $469.5 million at December 31, 2000, an increase of $193.7 million compared to $275.8 million at March 31, 2000. At the time of the Acquisition, Peekskill had total deposits of $152.4 million. Total stockholders' equity increased $3.3 million to $56.0 million at December 31, 2000, as compared to $52.7 million at March 31, 2000.
Results of Operations

         General. Net income amounted to $671,000 or $0.14 per common share for the quarter ended December 31, 2000, as compared to $449,000 or $0.09 per common share for the quarter ended December 31, 1999. The increase in net income for the current quarter was due primarily to a $1.2 million increase in net interest income, substantially offset by an $860,000 increase in non-interest expenses and a $241,000 increase in income tax expense.

         For the nine months ended December 31, 2000, net income amounted to $1.9 million or $0.40 per common share, as compared to $1.7 million for the same period in the prior year. Net interest income increased $2.7 million for the nine months ended December 31, 2000 as compared to the same period in 1999, substantially offset by a $2.0 million increase in non-interest expenses and a $472,000 increase in income tax expense.

         The results for both the 2000 quarter and nine-month period reflect increases in income and expense largely attributable to the Acquisition, as the related operating results are included for the full quarter and approximately six months for the year-to-date amounts.

         The results for both the 1999 quarter and nine-month period included a pre-tax charge of $193,000 attributable to the Sound Federal Savings and Loan Association Recognition and Retention Plan (the "RRP"), as a full 20% of total RRP shares were vested during the quarter, compared to RRP expense of $48,000 and $145,000, respectively, for the quarter and nine months ended December 31, 2000.

         Net Interest Income. Net interest income for the quarter ended December 31, 2000 amounted to $3.9 million, a $1.2 million increase from the same period in the prior year. The interest rate spread was 2.90% and 2.94% for the quarters ended December 31, 2000 and 1999, respectively. The net interest margin for those periods was 3.17% and 3.46%, respectively. For the nine months ended December 31, 2000, net interest income amounted to $10.6 million as compared to $7.9 million for the prior year. The interest rate spread for those same periods remained unchanged at 2.97%. The net interest margin was 3.29% for the nine months ended December 31, 2000 as compared to 3.53% for the same period in 1999.

         The decreases in net interest margin are primarily a result of a decrease in the ratio of interest-earning assets to interest-bearing liabilities, to 1.04 for the quarter ended December 31, 2000 from 1.16 for the same quarter in the prior year. For the nine months ended December 31, 2000, the ratio was 1.08 as compared to 1.18 in the prior year. The lower ratios in the current year reflect higher levels of non-earning assets (primarily goodwill) and the use of earning assets to fund stock repurchases.

         Interest Income. Interest income totaled $9.6 million during the quarter ended December 31, 2000 as compared to $5.3 million for the same period in the prior year. This increase is due to a $190.2 million increase in average interest-earning assets to $497.7 million during the quarter ended December 31, 2000 as compared to $307.5 million for the same quarter in the prior year, and by an 85 basis point increase in the average yield on interest-earning assets to 7.68%. The increase in the average balance of interest-earning assets was due primarily to the Acquisition. The increase in the average yield on interest-earning assets reflects fixed-rate loan growth and adjustable-rate security repricings during periods of rising interest rates (particularly the first half of calendar 2000), as well as higher-yielding securities recorded in the Acquisition. For the nine months ended December 31, 2000, interest income totaled $24.0 million as compared to $15.1 million for the same period in the prior year. This increase is due to a $130.5 million increase in the average balance of interest-earning assets to $426.5 million and a 71 basis point increase in the yield earned to 7.46%.

         Loans. Interest income on loans increased $2.3 million or 71.9% to $5.5 million for the current quarter as compared to $3.2 million for the same quarter in 1999. This increase is due to a $107.2 million increase in the average balance of loans to $275.8 million and a 39 basis point increase in the yield earned to 7.96%. For the nine months ended December 31, 2000, interest income on loans increased $5.0 million or 55.7% to $14.1 million as compared to $9.1 million for the same period in 1999. This increase is due to an $83.5 million increase in the average balance of loans to $241.6 million and a 14 basis point increase in the yield earned to 7.74%.

          The growth of the loan portfolio is principally a result of the Acquisition (Peekskill had net loans of $67.3 million at the acquisition date), as well as efforts by the Company to expand its loan products offered and markets served and the strong demand for fixed rate loans (the Company's primary mortgage loan product).

         Mortgage-Backed Securities. Interest on mortgage-backed securities increased $1.7 million to $2.5 million for the quarter ended December 31, 2000 due primarily to an increase of $82.3 million in the average balance of mortgage-backed securities to $138.3 million and an increase of 138 basis points in the average yield to 7.23%. Interest on mortgage-backed securities increased $3.3 million to $5.7 million for the nine months ended December 31, 2000 due primarily to an increase of $51.2 million in the average balance of mortgage-backed securities to $107.8 million and an increase of 126 basis points in the average yield to 7.05%. The higher average balances in the current year reflect securities acquired in the Acquisition.

         Other Securities. Interest on other securities increased $142,000 to $822,000 for the quarter ended December 31, 2000, as compared to the same quarter in 1999, due to a $2.5 million increase in the average balance of other securities to $45.1 million and an 89 basis point increase in the average yield earned to 7.23%. Interest on other securities increased $638,000 to $2.4 million for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 due to a $5.3 million increase in the average balance of other securities to $42.9 million and a 118 basis point increase in the average yield earned to 7.53%. The higher average balances in the current year reflect securities acquired in the Acquisition, net of sales of securities which were made in order to fund a portion of the Acquisition.

         Federal Funds. For the quarter ended December 31, 2000, interest on Federal funds increased $130,000 to $484,000, reflecting a $3.8 million increase in the average balance to $29.0 million, and a 106 basis point increase in the average yield earned to 6.63%. Interest on Federal funds decreased $77,000 to $1.0 million for the nine months ended December 31, 1999 as compared to $1.1 million for the same period in 1999, resulting from a $6.2 million decrease in the average balance to $22.7 million, which was partially offset by a 94 basis point increase in the average yield earned to 6.04%. The lower level of Federal funds in the current year reflects the utilization of certain of the Company's liquid assets to fund a portion of the Acquisition cost.

         Interest Expense. Interest expense for the quarter ended December 31, 2000 totaled $5.7 million, as compared to $2.6 million for the quarter ended December 31, 1999. The average balance of interest-bearing liabilities increased $211.8 million to $478.0 million for the quarter ended December 31, 2000 from $266.2 million for the same quarter in the prior year and the average cost of these liabilities increased 89 basis points to 4.78%. For the nine months ended December 31, 2000, interest expense totaled $13.4 million, as compared to $7.2 million for the nine months ended December 31, 1999. The average balance of interest-bearing liabilities increased $144.9 million to $396.7 million for the nine months ended December 31, 2000 from $251.8 million in the prior year and the average cost of these liabilities increased 71 basis points to 4.49%. The increase in interest-bearing liabilities is due primarily to the Acquisition. The increase in the cost of interest-bearing liabilities is a result of borrowings that were assumed in the Acquisition, an increase in the amount of time deposits in relation to total deposits and, to a lesser extent, an increase in interest rates during calendar year 2000. Time deposits carry interest rates that are higher than other deposit accounts. For the quarter and nine months ended December 31, 2000, the average balance of time deposits accounted for 62.1% and 61.6%, respectively, of average total deposits as compared to 60.7% and 58.8% for the same respective periods in the prior year.

         Interest expense on time deposits totaled $4.4 million for the current quarter as compared to $2.1 million for the same quarter in 1999. The increase is due primarily to a $123.2 million increase in the average balance of time deposits to $283.4 million from $160.2 million in the same quarter last year and a 96 basis point increase in the average cost to 6.10%. Interest on savings accounts amounted to $665,000 for the current quarter as compared to $317,000 for the quarter ended December 31, 1999. The average balance of savings accounts increased $47.8 million to $108.1 million and the average cost increased 35 basis points to 2.44%. Interest expense on other deposits (NOW and money market accounts) amounted to $336,000 for quarter ended December 31, 2000 as compared to $205,000 for the same quarter in the prior year. The average balance of these accounts increased $21.8 million to $65.1 million and the average cost increased 17 basis points to 2.05%.

         For the quarter ended December 31, 2000, interest paid on borrowings amounted to $320,000 as compared to $2,000 in the prior year. The average balance of borrowings for the quarter was $17.1 million and the average cost was 7.43%. For the quarter ended December 31, 1999, the average balance of borrowings was $86,000 and the average cost was 9.23%. The increase in borrowings consists of FHLB advances that were a component of Peekskill's capital management strategy and that were assumed in the Acquisition.

         Interest expense on time deposits totaled $10.0 million for the nine months ended December 31, 2000 as compared to $5.5 million for the same period in 1999. The increase is due to an $88.3 million increase in the average balance of time deposits and a 67 basis point increase in the average cost to 5.67%. Interest on savings accounts amounted to $1.9 million for the current period as compared to $938,000 for the nine months ended December 31, 1999. The average balance of savings accounts increased $29.9 million to $90.0 million and the average cost increased 66 basis points to 2.73%. Interest expense on other deposits (NOW and money market accounts) amounted to $792,000 for the nine months ended December 31, 2000 as compared to $675,000 for the same period in the prior year. The average balance of these accounts increased $14.1 million to $56.7 million and the average cost decreased 25 basis points to 1.85%.

         For the nine months ended December 31, 2000, interest on borrowings amounted to $657,000 as compared to $6,000 in the prior year. The average balance of borrowings for the current nine-month period was $11.2 million and the average cost was 7.75%, again reflecting borrowings assumed in the Acquisition.

         Provision for Loan Losses. The provision for loan losses was $50,000 for the quarter ended December 31, 2000 as compared to $25,000 for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, the provision for loan losses was $158,000 as compared to $75,000 for the same period in the prior year. Non-performing loans amounted to $1.6 million or 0.54% of total loans at December 31, 2000, as compared to $809,000 or 0.46% of total loans at December 31, 1999. The allowance for loan losses amounted to $2.0 million and $1.2 million at December 31, 2000 and March 31, 2000, respectively. The increase in the allowance for loan losses is primarily a result of the Acquisition. There were no charge-offs in the quarters ended December 31, 2000 and 1999. Charge-offs, net of recoveries, amounted to $105,000 for the nine months ended December 31, 2000 (none for the nine months ended December 31, 1999).

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

         Non-Interest Income. Non-interest income totaled $146,000 and $46,000 for the quarters ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 2000 and 1999, non-interest income amounted to $267,000 and $227,000, respectively. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees. Service fees amounted to $96,000 and $51,000 for the quarters ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 2000 and 1999, service fees amounted to $239,000 and $151,000, respectively. The quarter and nine months ended December 31, 2000 included gains on the sale of real estate owned of $50,000 and $28,000, respectively, as compared to a $5,000 loss and a $76,000 gain for the respective periods in the prior year.

         Non-Interest Expense. Non-interest expense totaled $2.9 million for the quarter ended December 31, 2000 as compared to $2.0 million for the quarter ended December 31, 1999. This increase is due primarily to increases of $242,000 in compensation and benefits, $259,000 in occupancy and equipment costs, $101,000 in data processing service fees, $30,000 in advertising and promotion, and $255,000 in goodwill amortization.

         For the nine months ended December 31, 2000, non-interest expense totaled $7.3 million as compared to $5.3 million for the same period in 1999. This increase is due primarily to increases of $799,000 in compensation and benefits, $538,000 in occupancy and equipment costs, $113,000 in data processing service fees, $134,000 in advertising and promotion and $510,000 in goodwill amortization, partially offset by a $114,000 decrease in other non-interest expenses.

         The increases in non-interest expenses are due primarily to the Acquisition, as well as continuing internal growth. In addition to ongoing expenses attributable to the acquired operations, non-interest expense for the quarter and nine months ended December 31, 2000 includes $87,000 and $216,000, respectively, in costs related to the conversion of Peekskill's data processing system to the Bank's data processing system and customer service costs incurred during the conversion process.

         Income Taxes. Income tax expense amounted to $491,000 and $250,000 for the quarters ended December 31, 2000 and 1999, respectively. The effective tax rates for those same periods were 42.3% and 35.8%, respectively. For the nine months ended December 31, 2000 and 1999, income tax expense amounted to $1.4 million and $965,000, respectively. The effective tax rates for those same periods were 42.6% and 35.7%, respectively. The higher effective tax rates in the current year are primarily due to the amortization of goodwill, which is not deductible for tax purposes.


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

         The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 4%. At December 31, 2000, the Bank's liquidity ratio under OTS regulations was approximately 21.9%.

         The primary investing activities of the Company are the origination of loans and the purchase of securities. For the quarter and nine months ended December 31, 2000, the Company originated loans totaling $21.1 million and $63.6 million, respectively. For the year ended March 31, 2000, the Company originated $62.5 million of loans. For both the quarter and nine months ended December 31, 2000, the Company purchased $2.8 million of securities. The Company purchased
$35.2 million of securities during the year ended March 31, 2000, including $29.3 million during the nine months ended December 31, 1999. During the nine months ended December 31, 2000, the Company sold $21.9 million of securities available for sale. These securities were part of Peekskill's portfolio and were recorded by the Company at their fair value in accordance with the purchase method of accounting. The securities were sold by the Company immediately thereafter and, as a result of the fair value adjustment, there was no gain or loss on the sale. Cash paid in the Acquisition, net of Peekskill's cash acquired, was $33.7 million.

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

         At December 31, 2000, the Company had outstanding loan commitments of $39.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from December 31, 2000, totaled $223.8 million. Management believes that a significant portion of such deposits will remain with the Company.

         The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At December 31, 2000, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

         The following table sets forth the capital position of the Bank as of December 31, 2000 and March 31, 2000. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp. The decreases in the Bank's actual capital amounts and ratios at December 31, 2000 compared to March 31, 2000 are primarily attributable to the deduction of goodwill from regulatory capital and the increase in the Bank's total assets caused by the Acquisition.


                                                                                 OTS Requirements
                                                                   -------------------------------------------
                                                                    Minimum Capital         Classification as
                                             Bank Actual               Adequacy              Well Capitalized
                                        --------------------      --------------------      ------------------
                                         Amount       Ratio        Amount       Ratio        Amount     Ratio
                                         ------       -----        ------       -----        ------     -----
                                                                 (Dollars in thousands)
December 31, 2000
Tangible capital....................  $   32,844      6.1 %    $    8,066       1.5 %
Tier I (core) capital...............      32,844      6.1          21,510       4.0     $    26,888     5.0 %
Risk-based capital:
   Tier I...........................      32,844     14.1                                    13,950     6.0
   Total............................      34,869     15.0          18,600       8.0          23,250    10.0

March 31, 2000
Tangible capital....................  $   45,786     13.7 %     $   5,007       1.5 %
Tier I (core) capital...............      45,786     13.7          13,353       4.0     $    16,690     5.0 %
Risk-based capital:
   Tier I...........................      45,786     32.9                                     8,352     6.0
   Total............................      46,909     33.7          11,136       8.0          13,920    10.0

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, is also subject to risks associated with the local economy. The Company does not own any trading assets. At December 31, 2000, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

         During the quarter ended December 31, 2000, there were no significant changes in the Company's assessment of market risk.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                Sound Federal Bancorp
                                                --------------------------------
                                                (Registrant)





                                       By:      /s/ Anthony J. Fabiano
                                                --------------------------------
                                                Anthony J. Fabiano
                                                Duly Authorized and Chief
                                                Financial and Accounting Officer
February 13, 2001