Form 10-K405
period 2001-03-31
SOUND FEDERAL BANCORP
filed 2001-06-25
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _________________ to ____________________

                        Commission File Number: 000-24811

                              SOUND FEDERAL BANCORP
    ------------------------------------------------------------------------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of June 14, 2001, there were issued and outstanding 4,767,292 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 14, 2001 ($10.79) was $15,698,986.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2001 (Parts II and IV).

2.    Proxy Statement for the 2001 Annual Meeting of Stockholders (Parts I and
      III).

                                     PART I

ITEM 1. BUSINESS

General

      Sound Federal Bancorp. Sound Federal Bancorp (the "Company") is a federal corporation which was organized in October 1998. The principal asset of the Company is its investment in Sound Federal Savings and Loan Association (the "Bank"). The Company is majority owned by Sound Federal, MHC, a federally-chartered mutual holding company (the "Mutual Holding Company"). On October 8, 1998, the Company sold 2,299,508 shares of its common stock to the public, issued 2,810,510 shares of common stock to the Mutual Holding Company, and contributed 102,200 shares of common stock to the Sound Federal Savings and Loan Association Charitable Foundation. At March 31, 2001, after the repurchase of 399,926 shares, there were 2,001,782 outstanding shares held by shareholders other than the Mutual Holding Company. At March 31, 2001, the Company had total consolidated assets of $552.9 million, total deposits of $473.5 million, and stockholders' equity of $56.9 million.

      Sound Federal Savings and Loan Association. The Bank is a federally chartered savings association headquartered in Mamaroneck, New York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was organized as a New York chartered savings bank in 1891 and became a federally chartered savings association in 1934. On October 8, 1998, the Bank completed its reorganization into the mutual holding company structure. In July 2000, the Company and the Bank completed the acquisition of Peekskill Financial Corporation and its wholly owned subsidiary, First Federal Savings Bank (the "Acquisition"). The total purchase price for the Acquisition was approximately $41.7 million in cash. As a result of the Acquisition, the Bank increased its branch franchise to eight locations at March 31, 2001 from five at March 31, 2000. The Acquisition was accounted for as a purchase.

      The Bank is a community-oriented institution engaged primarily in the business of accepting deposits from customers, most of whom live or work in Westchester County, and investing these deposits together with funds generated from operations, in one-to-four family residential mortgage loans and home equity lines of credit, and, to a much lesser extent, in multi-family and commercial mortgage loans and construction and consumer loans.

      The Company's and the Bank's principal executive office are located at 300 Mamaroneck Avenue, Mamaroneck, New York 10543, and their telephone number at that address is (914) 698-6400.

Recent Developments

      In February 2001, the Bank formed Mamaroneck Advisors, Inc. ("Advisors"), a wholly-owned subsidiary. Advisors was formed to offer investment and insurance products and services to the general public in the Bank's market areas. Products offered by Advisors include primarily fixed and variable rate annuities and mutual funds. Management believes that offering these products provides a wider range of services to the Bank's customers and may help to attract new customers who wish to use a community bank for all of their financial needs. Advisors did not have any meaningful operations in fiscal 2001.

Market Area

      The Bank is a community-oriented financial institution that offers a variety of financial products and services from its main office and branch offices. The Bank's primary lending areas are the New York counties of Westchester and Rockland, and Fairfield County, Connecticut. Most of the Bank's deposit customers are residents of Westchester County. The Bank also obtains deposits from persons in Rockland County and Fairfield County. The Bank's market area consists of middle income and upper income communities. Significant employers headquartered in Westchester County include IBM and Texaco. However, the local economy is not dependent upon any single employer, but rather is affected by the general economy of the New York City metropolitan area.

Lending Activities

      Historically, the Bank's principal lending activity has been the origination of fixed-rate first mortgage loans for the purchase or refinancing of one-to-four family residential real property. The Bank has thus far retained all loans that it has originated. One-to-four family residential mortgage loans represented $221.6 million, or 74.6%, of the Bank's loan portfolio at March 31, 2001. Home equity lines of credit represented $47.3 million, or 16.0%, of the Bank's loan portfolio at March 31, 2001. The Bank also offers multi-family mortgage loans, commercial mortgage loans and construction loans. Multi-family mortgage loans totaled $4.0 million, or 1.3% of the loan portfolio, at March 31, 2001. Commercial mortgage loans totaled approximately $16.8 million, or 5.6% of the loan portfolio, at March 31, 2001. Construction loans totaled $5.6 million, or 1.9 % of the loan portfolio, at March 31, 2001. The Bank also makes consumer loans, which primarily consist of automobile, passbook, home improvement and secured personal loans. Consumer loans totaled $1.9 million, or 0.6% of the loan portfolio, at March 31, 2001.

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                 At March 31,
                                                   --------------------------------------------------------------------------
                                                            2001                      2000                      1999
                                                   ----------------------    ----------------------    ----------------------
                                                    Amount       Percent      Amount       Percent      Amount       Percent
                                                   ---------    ---------    ---------    ---------    ---------    ---------
                                                                               (Dollars in Thousands)
Mortgage loans:
  One-to four-family ...........................   $ 221,617         74.6%   $ 138,375         75.9%   $ 119,015         82.1%
  Home equity lines of credit ..................      47,315         16.0       24,337         13.3       16,441         11.3
  Multi-family .................................       3,959          1.3        4,621          2.6          396          0.3
  Commercial ...................................      16,771          5.6       10,795          5.9        5,930          4.1
  Construction .................................       5,612          1.9        3,430          1.9        2,160          1.5
                                                   ---------    ---------    ---------    ---------    ---------    ---------
      Total mortgage loans .....................     295,274         99.4      181,558         99.6      143,942         99.3
                                                   ---------    ---------    ---------    ---------    ---------    ---------

Consumer loans:
  Automobile loans .............................       1,154          0.4          467          0.2          609          0.4
  Other(1) .....................................         746          0.2          353          0.2          395          0.3
                                                   ---------    ---------    ---------    ---------    ---------    ---------
      Total consumer loans .....................       1,900          0.6          820          0.4        1,004          0.7
                                                   ---------    ---------    ---------    ---------    ---------    ---------

      Total loans ..............................     297,174        100.0%     182,378        100.0%     144,946        100.0%
                                                                =========                 =========                 =========

Construction loans in process ..................      (1,953)                     (508)                     (339)
Allowance for loan losses ......................      (2,047)                   (1,188)                   (1,094)
Deferred loan origination costs (fees), net ....         633                       250                        23
                                                   ---------                 ---------                 ---------
    Total loans, net ...........................   $ 293,807                 $ 180,932                 $ 143,536
                                                   =========                 =========                 =========

                                                   ---------------------------------------------------
                                                            1998                          1997
                                                   -----------------------     -----------------------
                                                    Amount        Percent       Amount        Percent
                                                   ---------     ---------     ---------     ---------
                                                                  (Dollars in Thousands)
Mortgage loans:
  One-to four-family ...........................   $ 109,207          83.8%    $ 103,595          83.6%
  Home equity lines of credit ..................      13,138          10.1         9,487           7.7
  Multi-family .................................         412           0.3           348           0.3
  Commercial ...................................       3,811           2.9         3,416           2.8
  Construction .................................       1,800           1.4         5,539           4.5
                                                   ---------     ---------     ---------     ---------
      Total mortgage loans .....................     128,368          98.5       122,385          98.9
                                                   ---------     ---------     ---------     ---------

Consumer loans:
  Automobile loans .............................       1,011           0.8         1,028           0.8
  Other(1) .....................................       1,016           0.7           426           0.3
                                                   ---------     ---------     ---------     ---------
      Total consumer loans .....................       2,027           1.5         1,454           1.1
                                                   ---------     ---------     ---------     ---------

      Total loans ..............................     130,395         100.0%      123,839         100.0%
                                                                 =========                   =========

Construction loans in process ..................        (573)                     (1,049)
Allowance for loan losses ......................        (984)                       (845)
Deferred loan origination costs (fees), net ....        (280)                       (328)
                                                   ---------                   ---------
  Total loans, net .............................   $ 128,558                   $ 121,617
                                                   =========                   =========

------------------------

(1) Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.



                                                                                 At March 31,
                                                   --------------------------------------------------------------------------
                                                            2001                     2000                       1999
                                                   ----------------------    ----------------------    ----------------------
                                                    Amount       Percent      Amount       Percent      Amount       Percent
                                                   ---------    ---------    ---------    ---------    ---------    ---------
                                                                             (Dollars in Thousands)
Fixed Rate Loans
  Mortgage loans:
    One-to four-family .........................   $ 215,202         72.4%   $ 135,912         74.5%   $ 116,113         80.1%
    Home equity lines of credit ................      46,908         15.9       23,940         13.1       15,590         10.7
    Multi-family ...............................       3,959          1.3        4,621          2.6          396          0.3
    Commercial .................................      16,771          5.6       10,740          5.9        5,930          4.1
    Construction ...............................       5,612          1.9        3,430          1.9        2,160          1.5
                                                   ---------    ---------    ---------    ---------    ---------    ---------
      Total mortgage loans .....................     288,452         97.1      178,643         98.0      140,189         96.7
  Consumer loans (1) ...........................       1,900          0.6          820          0.4        1,004          0.7
                                                   ---------    ---------    ---------    ---------    ---------    ---------
  Total fixed rate loans .......................     290,352         97.7      179,463         98.4      141,193         97.4
                                                   ---------    ---------    ---------    ---------    ---------    ---------

Adjustable Rate Loans
  Mortgage loans:
    One- to four-family ........................       6,415          2.2        2,463          1.4        2,902          2.0
    Home equity lines of credit ................         407          0.1          397           .2          851          0.6
    Commercial .................................          --           --           55           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------    ---------
      Total adjustable rate loans ..............       6,822          2.3        2,915          1.6        3,753          2.6
                                                   ---------    ---------    ---------    ---------    ---------    ---------
Total loans ....................................     297,174        100.0%     182,378        100.0%     144,946        100.0%
                                                                                          =========    =========    =========

Construction loans in process ..................      (1,953)                     (508)                     (339)
Allowance for loan losses ......................      (2,047)                   (1,188)                   (1,094)
Deferred loan origination costs (fees), net ....         633                       250                        23
                                                   ---------                 ---------                 ---------
  Total loans, net .............................   $ 293,807                 $ 180,932                 $ 143,536
                                                   =========                 =========                 =========

                                                   -----------------------------------------------
                                                           1998                      1997
                                                   ---------------------     ---------------------
                                                    Amount      Percent       Amount      Percent
                                                   ---------   ---------     ---------   ---------
                                                               (Dollars in Thousands)
Fixed Rate Loans
  Mortgage loans:
    One-to four-family .........................   $ 103,887        79.7%    $  96,801        78.2%
    Home equity lines of credit ................      12,094         9.3         8,145         6.6
    Multi-family ...............................         412         0.3           348         0.3
    Commercial .................................       3,811         2.9         3,380         2.7
    Construction ...............................       1,800         1.4         5,539         4.5
                                                   ---------   ---------     ---------   ---------
         Total mortgage loans ..................     122,004        93.6       114,213        92.3
  Consumer loans (1) ...........................       2,027         1.5         1,454         1.1
                                                   ---------   ---------     ---------   ---------
  Total fixed rate loans .......................     124,031        95.1       115,667        93.4
                                                   ---------   ---------     ---------   ---------

Adjustable Rate Loans
  Mortgage loans:
    One-to four-family .........................       5,320         4.1         6,794         5.5
    Home equity lines of credit ................       1,044         0.8         1,342         1.1
    Commercial .................................          --          --            36          --
                                                   ---------   ---------     ---------   ---------
         Total adjustable rate loans ...........       6,364         4.9         8,172         6.6
                                                   ---------   ---------     ---------   ---------
Total loans ....................................     130,395       100.0%      123,839       100.0%
                                                                =========                =========

Construction loans in process ..................        (573)                   (1,049)
Allowance for loan losses ......................        (984)                     (845)
Deferred loan origination costs (fees), net ....        (280)                     (328)
                                                   ---------                 ---------
  Total loans, net .............................   $ 128,558                 $ 121,617
                                                   =========                 =========

----------------------
(1) Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

      Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at March 31, 2001. Loans with adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                        Multi-Family, Commercial,
                                                 One-to-Four Family(1)  Construction and Consumer             Total
                                                ----------------------  -------------------------   -----------------------
                                                              Weighted                Weighted                    Weighted
                                                               Average                 Average                     Average
                                                 Amount         Rate        Amount       Rate         Amount         Rate
                                               ----------    ---------    ---------   ---------     ---------     ---------
                                                                          (Dollars in Thousands)
Due During the Years Ending March 31,
2002(2)...................................     $      216       8.61%     $   5,816       8.90%     $    6,032      8.86%
2003......................................            817       8.22            217       8.19           1,034      8.21
2004 .....................................          2,850       7.80            615       8.50           3,465      7.93
2005 to 2007..............................          6,782       8.52          3,077       7.88           9,859      8.34
2008 to 2011..............................         17,752       7.42         12,594       8.97          30,346      8.06
2012-2016.................................         60,166       7.18          3,442       8.57          63,608      7.26
2017 and following........................        180,349       7.75          2,481       7.59         182,830      7.75
                                               ----------                 ---------                 ----------
   Total..................................     $  268,932       7.64%     $  28,242       8.65%     $  297,174      7.72%
                                               ==========                 =========                 ==========

------------
(1)   Includes home equity lines of credit.
(2)   Includes demand loans having no stated maturity.

      The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at March 31, 2001 that are contractually due after March 31, 2002.

                                                                                      Fixed        Adjustable          Total
                                                                                    ---------      -----------       ---------
                                                                                                 (In Thousands)
    One- to four-family....................................................         $ 262,301      $     6,415       $ 268,716
    Multi-family, commercial, construction and consumer....................            22,426               --          22,426
                                                                                    ---------      -----------       ---------
        Total..............................................................         $ 284,727      $     6,415       $ 291,142
                                                                                    =========      ===========       =========

      One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 95% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required for loans with a loan-to-value ratio over 80%. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family loans are offered with a monthly or bi-weekly payment feature. The Bank has not historically sold loans that it originates.

      The Bank primarily originates fixed-rate loans; however, the Bank also offers adjustable rate mortgage ("ARM") loans with a fixed rate for initial terms of three, five and seven years and then subsequent one year adjustment periods. At March 31, 2001, 97.1% of the Bank's one-to-four family residential loans had fixed interest rates. The interest rate on ARM loans is indexed to the one year constant maturity Treasury bill. The Bank's ARM loans currently provide for maximum rate adjustments of 2.00% per year and 5.00% over the term of the loan. The Bank does not offer ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over terms of up to 30 years.

      ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2001, 2.9% of the Bank's one-to-four family residential loans had adjustable interest rates.

      All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower, without the consent of the Bank, sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      At March 31, 2001, approximately $221.6 million, or 74.6% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $933,000 of such loans (representing 14 loans) were nonperforming loans at that date. See "Nonperforming and Problem Assets."

      Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on the home equity line of credit during the first five years after it is originated and may repay the outstanding balance over a term not to exceed 20 years from the date the line of credit is originated. Home equity lines of credit are generally underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed rate loans. Home equity lines of credit may be underwritten with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan, however, the maximum principal amount of a home equity line of credit may not exceed $300,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application (but not thereafter) in order to determine the value of the property securing the home equity line of credit. At March 31, 2001, the outstanding balances of home equity lines of credit totaled $47.3 million, or 16.0% of the Bank's loan portfolio.

      Commercial Mortgage Loans. At March 31, 2001, $16.8 million, or 5.6%, of the total loan portfolio consisted of commercial mortgage loans. Commercial mortgage loans are secured by office buildings, private schools, religious facilities and other commercial properties. The Bank generally originates fixed-rate commercial mortgage loans with maximum terms of up to 10 years. The maximum loan-to-value ratio of commercial mortgage loans is 75%. At March 31, 2001, the largest commercial mortgage loan had a principal balance of $1.5 million and was secured by a corporate park. As of March 31, 2001, there were no nonperforming commercial mortgage loans.

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

      Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled approximately $4.0 million, or 1.3% of the total loan portfolio at March 31, 2001. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). At March 31, 2001, the Bank had ten multi-family mortgage loans, the largest of which had a principal balance of $940,000. Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years.

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

      Construction Lending. To a limited extent, the Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank's construction loans are secured by property located in the Bank's market area. At March 31, 2001, the Bank had construction loans totaling $5.6 million, or 1.9% of total loans.

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

      Consumer Lending. The Bank's consumer loans primarily consist of secured personal loans, passbook loans and home improvement loans. At March 31, 2001, consumer loans totaled $1.9 million, or 0.6% of the total loan portfolio.

      Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. While consumer loans expand the products and services offered by the Bank, these loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

      The Bank's underwriting procedures for consumer loans include an assessment of the applicant's credit history and the ability to meet existing and proposed debt obligations. Although the applicant's creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security, to the proposed loan amount.

      Origination of Loans. Generally, the Bank originates mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae guidelines. The Bank will originate nonconforming loans with respect to loan principal amount only. Loan origination activities are primarily concentrated in Westchester County, New York and Fairfield County, Connecticut. New loans are generated primarily from mortgage brokers, customer referrals, local real estate agents, local attorneys and other parties with whom the Bank does business, and from the efforts of employees and advertising.

      The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank reviews the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $1.0 million may be approved by the Bank's President and Senior Lending Officer acting together. All loans in excess of $1.0 million must be approved by the Board of Directors. In addition, the Board of Directors reviews and confirms all loan commitments. The Bank will generally not originate a loan with a principal balance in excess of $1.5 million.

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

                                                                       Years Ended March 31,
                                                             -----------------------------------------
                                                                2001            2000            1999
                                                             ---------       ---------       ---------
                                                                          (In Thousands)
Unpaid principal balances at beginning of year ........      $ 182,378       $ 144,946       $ 130,395
                                                             ---------       ---------       ---------
Loans transferred in Acquisition ......................         67,845              --              --

Loans originated by type:
   Fixed rate:
      Mortgage loans:
         One-to-four family ...........................         37,068          32,572          26,881
         Advances under home equity lines of credit ...         34,890          16,676           9,576
         Multi-family .................................            440           4,404              58
         Commercial ...................................          5,887           4,466           1,060
         Construction .................................          4,216           3,678           5,187
      Consumer loans ..................................          1,471             679             699
                                                             ---------       ---------       ---------
         Total fixed rate .............................         83,972          62,475          43,461

   Adjustable rate mortgage loans:
      One-to-four family ..............................          4,114              --              --
      Advances under home equity lines of credit ......             --              --              73
      Commercial ......................................             --              55              --
                                                             ---------       ---------       ---------
         Total loans originated .......................         88,086          62,530          43,534
                                                             ---------       ---------       ---------

Principal repayments:
   Mortgage loans .....................................        (39,925)        (24,111)        (26,675)
   Consumer loans .....................................           (758)           (863)         (1,722)
                                                             ---------       ---------       ---------
      Total principal repayments ......................        (40,683)        (24,974)        (28,397)
                                                             ---------       ---------       ---------

Charge-offs ...........................................           (162)             (6)           (162)
Transfers to real estate owned ........................           (290)           (118)           (424)
                                                             ---------       ---------       ---------
Unpaid principal balances at end of year ..............        297,174         182,378         144,946

Construction loans in process .........................         (1,953)           (508)           (339)
Allowance for loan losses .............................         (2,047)         (1,188)         (1,094)
Deferred loan origination costs (fees), net ...........            633             250              23
                                                             ---------       ---------       ---------
Net loans at end of year ..............................      $ 293,807       $ 180,932       $ 143,536
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

                                                                        At March 31,
                                                 ----------------------------------------------------------
                                                  2001         2000         1999         1998         1997
                                                 ------       ------       ------       ------       ------
                                                                  (Dollars in Thousands)
Nonaccrual loans:
  Mortgage loans:
   One-to-four family(1) ..................      $  933       $  969       $1,077       $1,721       $1,832
   Commercial .............................          --           --           --          236          432
  Consumer loans ..........................          --           --           14            1           --
                                                 ------       ------       ------       ------       ------
   Total ..................................         933          969        1,091        1,958        2,264

Real estate owned:
  One-to-four family properties ...........         197           55          288          129          129
                                                 ------       ------       ------       ------       ------

   Total nonperforming assets .............      $1,130       $1,024       $1,379       $2,087       $2,393
                                                 ======       ======       ======       ======       ======
Ratios:
  Nonperforming loans to total loans ......        0.31%        0.53%        0.75%        1.50%        1.83%
  Nonperforming assets to total assets ....        0.20%        0.31         0.47%        0.82%        0.98%

--------------
(1)   Includes home equity lines of credit.

      For the year ended March 31, 2001, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $84,000. Interest amounts on such loans that were included in interest income totaled $49,000 for the year ended March 31, 2001.

      The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.

                                                      Loans Delinquent For:
                                           ------------------------------------------
                                               60-89 Days           90 Days and Over             Total
                                           ------------------      ------------------      ------------------
                                           Number      Amount      Number      Amount      Number      Amount
                                           ------      ------      ------      ------      ------      ------
                                                                 (Dollars in Thousands)
At March 31, 2001
   Mortgage loans:
      One- to four-family ...........           8      $  508          14      $  933          22      $1,441
   Consumer loans ...................          --          --          --          --          --          --
                                           ------      ------      ------      ------      ------      ------
      Total .........................           8      $  508          14      $  933          22      $1,441
                                           ======      ======      ======      ======      ======      ======

At March 31, 2000
   Mortgage loans:
      One- to four-family ...........           7      $  829          11      $  969          18      $1,798
   Consumer loans ...................           3           9          --          --           3           9
                                           ------      ------      ------      ------      ------      ------
      Total .........................          10      $  838          11      $  969          21      $1,807
                                           ======      ======      ======      ======      ======      ======

At March 31, 1999
   Mortgage loans:
      One-to-four family ............           5      $  673          12      $1,077          17      $1,750
   Consumer loans ...................          --          --           1          14           1          14
                                           ------      ------      ------      ------      ------      ------
      Total .........................           5      $  673          13      $1,091          18      $1,764
                                           ======      ======      ======      ======      ======      ======

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

      At March 31, 2001, the Bank's assets classified as substandard totaled $1.1 million representing all loans delinquent for 90 days or more and foreclosed properties. At March 31, 2001 the Bank had no assets classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

      Management regularly reviews the Bank's loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance for loan losses. All loan losses are charged to the allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable loan losses. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories, such as one-to-four family residential mortgages and home equity lines of credit (which represent a combined 90.6% of the Bank's total loans at March 31, 2001) are generally evaluated on an aggregate or "pool" basis. In recent years, the Bank's allowance for loan losses was predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Bank's market area. The carrying values of loans are periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                                       Years Ended March 31,
                                                               -------------------------------------------------------------------
                                                                 2001           2000           1999           1998           1997
                                                               -------        -------        -------        -------        -------
                                                                                     (Dollars in Thousands)
Balance at beginning of year .............................     $ 1,188        $ 1,094        $   984        $   845        $   725
                                                               -------        -------        -------        -------        -------
Allowance transferred in Acquisition .....................         784             --             --             --             --

Charge-offs:
   One-to-four family mortgage loans .....................        (162)            (6)          (162)           (16)           (30)
   Consumer loans ........................................          --             --             --             --            (15)
                                                               -------        -------        -------        -------        -------
      Total charge-offs ..................................        (162)            (6)          (162)           (16)           (45)

Recoveries:
   One-to-four family mortgage loans .....................          29             --             --             --             --
   Consumer loans ........................................          --             --             --             --             19
                                                               -------        -------        -------        -------        -------

Net charge-offs ..........................................        (133)            (6)          (162)           (16)           (26)
Provision for loan losses ................................         208            100            272            155            146
                                                               -------        -------        -------        -------        -------
Balance at end of year ...................................     $ 2,047        $ 1,188        $ 1,094        $   984        $   845
                                                               =======        =======        =======        =======        =======
Ratios:
      Allowance for loan losses to nonperforming loans ...       219.4%         122.6%        100.27%         50.26%         37.32%
   Allowance for loan losses to total loans ..............        0.69%          0.65%          0.75%          0.75%          0.68%

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                         At March 31,
                              ---------------------------------------------------------------------------------------------------
                                            2001                             2000                           1999
                              -------------------------------- --------------------------------- --------------------------------
                                                    Percent of                      Percent of                        Percent of
                                                     Loans in                        Loans in                          Loans in
                                             Loan      Each                  Loan      Each                  Loan        Each
                                           Balances  Category              Balances  Category               Balances   Category
                               Loan Loss      by     to Total  Loan Loss      by     to Totals  Loan Loss      by      to Total
                               Allowance   Category    Loans   Allowance   Category    Loans    Allowance   Category     Loans
                               ---------   --------  --------  ---------   --------  ---------  ---------   --------   ---------
                                                                    (Dollars in Thousands)
Mortgage loans:
  One-to-four family(1) ....   $   1,009   $268,932    90.6%   $    633   $162,712      89.2%   $     718   $135,456       93.4%
  Multi-family .............         150      3,959     1.3         125      4,621       2.6           26        396        0.3
  Commercial ...............         600     16,771     5.6         300     10,795       5.9          237      5,930        4.1
  Construction .............          90      5,612     1.9          70      3,430       1.9           43      2,160        1.5
  Consumer .................         198      1,900     0.6          60        820       0.4           70      1,004        0.7
                               ---------   --------   -----    --------   --------     -----    ---------   --------   --------
      Total ................   $   2,047   $297,174   100.0%   $  1,188   $182,378     100.0%   $   1,094   $144,946      100.0%
                               =========   ========   =====    ========   ========     =====    =========   ========   ========

                                                              At March 31,
                        ---------------------------------------------------------------------------------------
                                           1998                                         1997
                        ------------------------------------------   ------------------------------------------
                                                       Percent of                                  Percent of
                                                        Loans in                                     Loans in
                                            Loan         Each                           Loan          Each
                                          Balances     Category                       Balances      Category
                          Loan Loss          by        to Total         Loan Loss        by         to Totals
                          Allowance       Category       Loans          Allowance     Category        Loans
                          ----------     ----------   -----------      ----------     ----------   -----------
                                                      (Dollars in Thousands)
Mortgage loans:
  One-to-four family(1)   $      668     $  122,345          93.9%     $      514     $  113,082          91.3%
  Multi-family..........          27            412           0.3              10            348           0.3
  Commercial............         152          3,811           2.9             137          3,416           2.8
  Construction..........          36          1,800           1.4             111          5,539           4.5
  Consumer..............         101          2,027           1.5              73          1,454           1.1
                          ----------     ----------   -----------      ----------     ----------   -----------
      Total.............  $      984     $  130,395         100.0%     $      845     $  123,839         100.0%
                          ==========     ==========   ===========      ==========     ==========   ===========

------------
(1)   Includes home equity lines of credit.

Investment Activities

      The Bank's investments include mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency securities, federal funds sold, certificates of deposit at other financial institutions, mutual funds and FHLB stock. Management invests a significant portion of the Bank's assets in short-term investments and adjustable rate mortgage-backed securities in order to increase the Bank's ability to reinvest assets in higher yielding securities in a rising interest rate environment. Historically, the Bank classified substantially all securities as held-to-maturity. Based on amortized cost at March 31, 2001, 84.5% of the total securities portfolio consisted of securities classified as available-for-sale and 15.5% of the total securities portfolio consisted of securities classified as held-to-maturity.

      The Bank's mortgage-backed securities portfolio (including held-to-maturity and available-for-sale and collateralized mortgage obligations) had a carrying value of $141.1 million, or 25.5% of total assets at March 31, 2001. Of this amount, $83.7 million of mortgage-backed securities had adjustable rates of interest and $57.4 million had fixed rates of interest. Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. The Bank's mortgage-backed securities are insured or guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Mortgage-backed securities increase the liquidity and the credit quality of the Bank's assets. The Bank has not invested in privately issued mortgage-backed securities.

      Collateralized Mortgage Obligations ("CMOs") are typically issued by a special-purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating more predictable average duration for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal pay-downs from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off and then to the next classes. The loans underlying the Bank's CMO's are either guaranteed by Freddie Mac or Fannie Mae.

      At March 31, 2001, the carrying value of the Bank's investment securities other than mortgage-backed securities included $36.6 million in U.S. Government and agency securities which consisted of fixed rate Federal Home Loan Bank, Federal Farm Credit, Fannie Mae and FHLB issues with maturities of 20 years or less, as well as adjustable rate Small Business Administration participation certificates that are guaranteed by the U.S. Government with contractual terms of up to 30 years. The U. S. Government and agency securities typically have call dates of six months to three years. At March 31, 2001, the Bank had invested $8.0 million in two mutual funds that provide a rate of return that adjusts daily. The first mutual fund, in which the Bank has a $1.0 million investment, invests primarily in repurchase agreements secured by U.S. Government and agency securities and federal funds. The average maturities of the underlying securities can be from one to seven days, but primarily are overnight. The second mutual fund, in which the Bank has a $7.0 million investment, is an adjustable rate mortgage fund that invests primarily in securities backed by or representing an interest in mortgages on residential properties meeting the definition of such assets for purposes of the qualified thrift lender test under OTS regulations. These mutual fund investments are permissible investments as set forth in the Bank's investment policy. The securities were purchased, as part of the Bank's ongoing interest rate risk management process, to provide interest earning liquid funds and an adjustable interest rate.

      A significant portion of the Bank's assets are invested in federal funds sold and certificates of deposit at other financial institutions. At March 31, 2001, $37.5 million, or 6.8% of total assets, were invested in federal funds sold and certificates of deposit at other financial institutions.

      The following table sets forth the composition of the Company's securities classified as held to maturity at the dates indicated.

                                                                           At March 31,
                                             ---------------------------------------------------------------------
                                                      2001                   2000                     1999
                                             ---------------------   ---------------------   ---------------------
                                             Amortized     Fair      Amortized     Fair      Amortized     Fair
                                               Cost        Value       Cost        Value       Cost        Value
                                             ---------   ---------   ---------   ---------   ---------   ---------
                                                                        (In Thousands)
Mortgage-backed securities:
Adjustable rate:
   Ginnie Mae ............................   $  21,613   $  21,682   $  27,772   $  27,171   $  35,977   $  35,614
   Fannie Mae ............................       3,114       3,127       3,827       3,711       4,902       4,817
Fixed rate:
   Ginnie Mae ............................         429         452         571         570         795         795
   Freddie Mac ...........................          21          21          40          38          65          64
                                             ---------   ---------   ---------   ---------   ---------   ---------
Total mortgage-backed securities .........      25,177      25,282      32,210      31,490      41,739      41,290

Federal agency obligations ...............       3,038       3,035       3,448       3,309       3,851       3,797
                                             ---------   ---------   ---------   ---------   ---------   ---------
   Total securities held-to-maturity .....   $  28,215   $  28,317   $  35,658   $  34,799   $  45,590   $  45,087
                                             =========   =========   =========   =========   =========   =========

      The following table sets forth the composition of the Company's securities classified as available for sale and other earning assets at the dates indicated:

                                                                           At March 31,
                                             ---------------------------------------------------------------------
                                                      2001                   2000                     1999
                                             ---------------------   ---------------------   ---------------------
                                             Amortized     Fair      Amortized     Fair      Amortized     Fair
                                               Cost        Value       Cost        Value       Cost        Value
                                             ---------   ---------   ---------   ---------   ---------   ---------
                                                                        (In Thousands)
Mortgage-backed securities:
Adjustable rate:
   Collateralized mortgage obligations ...   $   1,518   $   1,526   $      --   $      --   $      --   $      --
   Ginnie Mae ............................      37,294      38,032      10,493      10,370       7,146       7,176
   Fannie Mae ............................      12,008      12,196       5,515       5,500       1,202       1,196
   Freddie Mac ...........................       7,035       7,188       4,202       4,120       2,314       2,297
Fixed rate:
   Collateralized mortgage obligations ...      28,316      30,048          --          --          --          --
   Ginnie Mae ............................       1,384       1,413         916         865       1,017       1,005
   Fannie Mae ............................       5,667       5,992       1,621       1,545       1,922       1,909
   Freddie Mac ...........................      18,848      19,536       2,738       2,580       2,978       2,948
                                             ---------   ---------   ---------   ---------   ---------   ---------
Total mortgage-backed securities .........     112,070     115,931      25,485      24,980      16,579      16,531

U.S. Government agency securities ........      33,644      33,599      35,891      34,417      15,000      14,841
Mutual fund investments ..................       8,000       7,996       3,000       2,968       8,046       8,030
                                             ---------   ---------   ---------   ---------   ---------   ---------
   Total securities available-for-sale ...   $ 153,714   $ 157,526   $  64,376   $  62,365   $  39,625   $  39,402
                                                         =========               =========               =========

Other earning assets:
   Federal funds sold ....................   $  35,000               $  25,000               $  44,400
   Certificates of deposit ...............       2,491                  10,075                  10,686
   FHLB stock ............................       3,745                   2,195                   1,884
                                             ---------               ---------               ---------
      Total ..............................   $ 194,950               $  37,270               $  56,970
                                             =========               =========               =========


      The following table sets forth the activity in the Bank's mortgage-backed securities portfolios for the periods indicated.

                                                                   Years Ended March 31,
                                                          -----------------------------------
                                                             2001         2000         1999
                                                          ---------    ---------    ---------
                                                                     (In Thousands)
Amortized cost at beginning of year ...................   $  57,695    $  58,318    $  53,421
Transferred in acquisition ............................      97,784           --           --
Purchases of mortgage-backed securities ...............      15,075       13,257       24,823
Principal repayments ..................................     (33,538)     (13,660)     (19,379)
Premium amortization and discount accretion, net ......         231         (220)        (547)
                                                          ---------    ---------    ---------
Amortized cost at end of year .........................   $ 137,247    $  57,695    $  58,318
                                                          =========    =========    =========

      The composition and contractual maturities of mortgage-backed securities and other debt securities at March 31, 2001 are indicated in the following table. The table does not reflect the impact of prepayments or redemptions which may occur.

                                                                           More than One Year       More than Five Years
                                                   One Year or Less        through Five Years        through Ten Years
                                                ----------------------    ---------------------    ----------------------
                                                             Weighted                 Weighted                 Weighted
                                                 Amortized    Average     Amortized    Average     Amortized    Average
                                                   Cost        Yield        Cost        Yield        Cost        Yield
                                                 ---------   ---------    ---------   ---------    ---------   ---------
                                                                         (Dollars in Thousands)
Held to maturity:
Mortgage-backed securities:
   Ginnie Mae ................................   $       1        6.76%   $     172        8.17%   $      50        8.71%
   Fannie Mae ................................          --          --           --          --           --          --
   Freddie Mac ...............................          --          --           21        7.57           --          --
                                                 ---------                ---------                ---------

      Total mortgage-backed securities .......           1        6.76%         193        8.11           50        8.71

Other debt securities:
   Federal agency obligations ................          --          --           --          --        1,000        6.44
                                                 ---------                ---------                ---------

      Total securities held-to-maturity ......   $       1        6.76%   $     193        8.11%   $   1,050        6.54%
                                                 =========                =========                =========

Available for sale:
Collateralized mortgage obligations ..........          --          --           --          --          582        6.99
Mortgage-backed securities:
   Ginnie Mae ................................   $      --          --%   $     101        8.34%   $     387        8.26%
   Fannie Mae ................................          --          --        2,835        6.74        3,329        7.01
   Freddie Mac ...............................         983        6.76        6,865        7.34        7,188        7.26
                                                 ---------                ---------                ---------

      Total mortgage-backed securities .......         983        6.76        9,801        7.18       11,486        7.21

Other debt securities:
   Federal agency obligations ................          --          --       12,000        6.15       11,190        6.47
                                                 ---------                ---------                ---------

      Total securities available-for-sale ....   $     983        6.76%   $  21,801        6.61%   $  22,676        6.84%
                                                 =========                =========                =========

                                                  More than Ten Years              Total Securities
                                                 ---------------------    ----------------------------------
                                                              Weighted                           Weighted
                                                 Amortized    Average     Amortized     Fair       Average
                                                   Cost        Yield        Cost        Value       Yield
                                                 ---------   ---------    ---------   ---------   ---------
                                                                    (Dollars in Thousands)
Held to maturity:
Mortgage-backed securities:
   Ginnie Mae ................................   $  21,819        7.30%   $  22,042   $  22,134        7.31%
   Fannie Mae ................................       3,114        7.03        3,114       3,127        7.03
   Freddie Mac ...............................          --          --           21          21        7.57
                                                 ---------                ---------   ---------

      Total mortgage-backed securities .......      24,933        7.27       25,177      25,282        7.28

Other debt securities:
   Federal agency obligations ................       2,038        7.27        3,038       3,035        6.99
                                                 ---------                ---------   ---------

      Total securities held-to-maturity ......   $  26,971        7.27%   $  28,215   $  28,317        7.25%
                                                 =========                =========   ========-

Available for sale:
Collateralized mortgage obligations ..........      29,252        6.62       29,834      31,574        6.63
Mortgage-backed securities:
   Ginnie Mae ................................   $  38,190        7.14%   $  38,678   $  39,445        7.15%
   Fannie Mae ................................      11,511        6.79       17,675      18,188        6.82
   Freddie Mac ...............................      10,847        6.83       25,883      26,724        7.08
                                                 ---------                ---------   ---------

      Total mortgage-backed securities .......      89,800        6.89      112,070     115,931        6.94

Other debt securities:
   Federal agency obligations ................      10,454        7.88       33,644      33,599        6.91
                                                 ---------                ---------   ---------

      Total securities available-for-sale ....   $ 100,254        6.99%   $ 145,714   $ 149,530        6.63%
                                                 =========                =========   =========

Sources of Funds

      General. Deposits have traditionally been the primary source of funds for the Bank's lending and investment activities. In addition to deposits, funds are derived from a variety of sources including scheduled loan payments, investment maturities, loan prepayments and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. In addition, borrowings from the FHLB of New York may be used in the short-term to compensate for reductions in deposits and to fund growth. At the time the Acquisition was completed the Bank assumed certain borrowings which totaled $14.6 million at March 31, 2001. For further information regarding these borrowings see Note 9 to the Notes to Consolidated Financial Statements.

      Deposits. Deposits are obtained primarily from customers who live or work in the New York counties of Westchester and Rockland and Fairfield County, Connecticut. The Bank offers a selection of deposit instruments, including savings and club accounts, money market accounts, NOW accounts, commercial checking and fixed-term certificate of deposit accounts. Deposits are not actively solicited outside of the Bank's market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Bank does not pay broker fees for any deposits.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money markets and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Bank to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect the Bank's interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2001, $295.7 million, or 62.4% of the Bank's deposit accounts were certificates of deposit, of which $272.6 million have maturities of one year or less.

      The following table sets forth the distribution of the Bank's deposit accounts by account type at the dates indicated.

                                                                                At March 31,
                                                   -------------------------------------------------------------------------
                                                                   2001                                2000
                                                   ----------------------------------    -----------------------------------
                                                                            Weighted                              Weighted
                                                                             Average                              Average
                                                    Amount      Percent       Rate        Amount      Percent       Rate
                                                   ---------   ---------    ---------    ---------   ---------    ---------
                                                                           (Dollars in Thousands)
Transaction accounts and savings deposits:
   Savings and club accounts ...................   $ 108,371        22.9%        2.00%   $  60,567        22.0%        2.00%
   Money market accounts .......................      28,333         6.0         2.60       18,583         6.7         1.77
   NOW and Super NOW accounts ..................      38,710         8.2         1.27       26,664         9.7         1.53
   Commercial checking .........................       2,390         0.5         1.91           --          --           --
                                                   ---------                             ---------   ---------
      Total ....................................     177,804        37.6           --      105,814        38.4         1.84
                                                   ---------   ---------                 ---------   ---------

Certificates of deposit maturing:
   Within one year .............................     272,570        57.6         6.01      158,085        57.3         5.23
   After one but within three years ............      20,619         4.4         5.41       10,653         3.9         5.69
   After three years ...........................       2,553         0.4         4.85        1,220         0.4         3.88
                                                   ---------   ---------                 ---------   ---------
      Total ....................................     295,742        62.4         5.96      169,958        61.6         5.25
                                                   ---------   ---------                 ---------   ---------

Total deposits .................................   $ 473,546       100.0%        4.44%   $ 275,772       100.0%        3.94%
                                                   =========   =========                 =========   =========

                                                                 1999
                                                   -----------------------------------
                                                                            Weighted
                                                                             Average
                                                    Amount      Percent       Rate
                                                   ---------   ---------    ---------
                                                         (Dollars in Thousands)
Transaction accounts and savings deposits:
   Savings and club accounts ...................   $  60,112        25.3%        2.25%
   Money market accounts .......................      17,754         7.5         1.83
   NOW and Super NOW accounts ..................      22,828         9.6         1.52
   Commercial checking .........................          --          --           --
                                                   ---------   ---------
      Total ....................................     100,694        42.4         2.01
                                                   ---------   ---------

Certificates of deposit maturing:
   Within one year .............................     105,111        44.3         5.03
   After one but within three years ............      30,263        12.8         5.16
   After three years ...........................       1,211         0.5         4.21
                                                   ---------   ---------
      Total ....................................     136,585        57.6         5.05
                                                   ---------   ---------

Total deposits .................................   $ 237,279       100.0%        3.76%
                                                   =========   =========

      The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                Years Ended March 31,
                                       -------------------------------------
                                          2001          2000          1999
                                       ---------     ---------     ---------
                                               (Dollars in Thousands)
Balance at beginning of year .......   $ 275,772     $ 237,279     $ 219,913
Deposits assumed in acquisition ....     152,361            --            --
Deposits ...........................     502,757       349,460       353,228
Withdrawals ........................    (475,352)     (320,788)     (344,919)
Interest credited ..................      18,008         9,821         9,057
                                       ---------     ---------     ---------

Balance at end of year .............   $ 473,546     $ 275,772     $ 237,279
                                       =========     =========     =========

Net increase during the year:
   Amount ..........................   $ 197,774     $  38,493     $  17,366
   Percent .........................        71.7%         16.2%          7.9%
                                       =========     =========     =========

      The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of March 31, 2001.

                                                                               Maturity
                                                          --------------------------------------------------
                                                          3 Months    Over 3 to 6   Over 6 to 12    Over 12
                                                           or Less       Months        Months        Months         Total
                                                          --------      --------      --------      --------      --------
                                                                                   (In Thousands)
Certificates of deposit less than $100,000 .........      $ 64,414      $ 54,708      $ 99,509      $ 20,887      $239,518
Certificates of deposit of $100,000 or more(1) .....        14,828        13,400        25,711         2,285        56,224
                                                          --------      --------      --------      --------      --------

Total of certificates of deposit ...................      $ 79,242      $ 68,108      $125,220      $ 23,172      $295,742
                                                          ========      ========      ========      ========      ========

----------------
(1) The weighted average interest rates for these accounts, by maturity period, are 6.0% for 3 months or less; 5.90% for 3 to 6 months; 6.37% for 6 to 12 months; and 5.33% for over 12 months. The overall weighted average rate for accounts of $100,000 or more was 6.12%.

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

      The Bank attracts and retains deposits by offering personalized service, convenient office locations and competitive interest rates. Loan originations are obtained primarily through (i) direct contacts by employees with individuals, businesses and attorneys in the Bank's community, (ii) mortgage brokers, (iii) personalized service that the Bank provides borrowers and (iv) competitive pricing. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that management cannot readily predict.

Service Corporation Subsidiaries

      The Bank has three active subsidiaries, Sound REIT, Inc., First Federal REIT, Inc. and Mamaroneck Advisors. In April 1999, Sound REIT, Inc. was incorporated as a special purpose real estate investment trust under New York law. Sound REIT, Inc. was funded with $74.2 million in mortgage loans and mortgage-related assets contributed by the Bank. At March 31, 2001, Sound REIT, Inc. held $67.9 million in mortgage loan and mortgage-related assets.

      First Federal REIT was also formed as a special purpose real estate investment trust by Peekskill prior to the Acquisition and holds a portion of the Company's mortgage-related assets, primarily mortgage-backed securities.

      In February 2001, Mamaroneck Advisors was incorporated as a New York corporation for the purpose of providing investment and insurance products to the Bank's customers. Mamaroneck Advisors did not have any meaningful operations in fiscal 2001.

      OTS regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations.

Employees

      As of March 31, 2001, the Bank employed 69 persons on a full-time basis and 16 persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group and management considers employee relations to be good.

Regulation

      General. As a federally chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it engages in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the FDIC insurance funds. The Bank's semi-annual assessment paid to the OTS, which is based upon a specified percentage of assets, is approximately $37,000.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At March 31, 2001, the Bank's investment in stock of the FHLB of New York was $3.7 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of New York and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended March 31, 2001, dividends paid by the FHLB of New York to the Bank were approximately $231,000 representing an annual rate of 7.4%.

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

      Savings Association Regulatory Capital. Savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage ratio requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage capital rule at March 31, 2001 generally requires that savings associations maintain "core capital" of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except a limited amount of purchased mortgage servicing rights and credit card relationships) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four risk-weight categories (0%, 20%, 50% or 100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a potentially greater credit risk, such as a commercial loan, requires a risk weight of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital ratio requirements, its entire equity and debt investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At March 31, 2001, the Bank was in compliance with all capital requirements imposed by law.

      Limitation on Capital Distributions. Under current OTS regulations, a savings institution may make capital distributions provided it has filed a notice with, or under certain circumstances made application to, the OTS. Subsidiaries of a savings and loan holding company must provide prior notice to the OTS of their intention to declare a dividend. A savings association must make application to the OTS if the total amount of all capital distributions (including the proposed distribution) for the applicable calendar year exceeds the savings association's net income for the year to date plus retained net income for the prior two years. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. The OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

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

      Loans-to-One-Borrower. A savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities, but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At March 31, 2001, the Bank had no loans to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits have had a significant impact on the Bank's business operations or earnings.

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

      A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2001, the Bank maintained 88.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

      Savings and Loan Holding Company Regulation. The Mutual Holding Company and the Company are regulated as savings and loan holding companies under the Home Owners' Loan Act (the "HOLA"). As such, the Mutual Holding Company and the Company are registered with and are subject to OTS regulation and examination and supervision as well as certain reporting requirements. The Company is regulated in the same manner as a mutual holding company pursuant to Section 10(o) of the HOLA. As a federally-insured savings association, the Bank is subject to certain restrictions in dealing with the Mutual Holding Company and with other persons affiliated with the Mutual Holding Company and the Company, and is subject to examination and supervision by the OTS.

      Pursuant to Section 10(o) of the HOLA, and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) that is permissible for financial holding companies under the Gramm Leach Bliley Act; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

      HOLA prohibits a savings and loan holding company, including the Company and the Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA unless prior approval of the OTS is obtained; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the mutual holding company's board of directors determines that waiver is consistent with its fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction in the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

Executive Officers of the Company

      Listed below is information, as of March 31, 2001, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

      Name               Age                         Position and Term
      ----               ---       ----------------------------------------------------------
Bruno J. Gioffre         66        Chairman of the Board ; Director of the Bank since 1975.

Richard P. McStravick    52        President and Chief Executive Officer since 1996; Director of the Bank since 1996.

Anthony J. Fabiano       40        Chief Financial Officer and Accounting Officer since 1998.

ITEM 2. PROPERTIES

Properties

      The following table provides certain information with respect to the Bank's offices at March 31, 2001.

                                    Leased or Owned,                                     Net Book Value of Real
      Location                    Lease Expiration Date    Year Acquired or Leased              Property
----------------------------------------------------------------------------------------------------------------
                                                                                              (In Thousands)

Main Office                               Owned                      1954                          $626
300 Mamaroneck Avenue
Mamaroneck, New York 10543

Branch Office                             Owned                      1961                         1,126
389 Halstead Avenue
Harrison, New York 10528

Branch Office                             Owned                      1972                         1,452
115 South Ridge Street
Rye Brook, New York 10573

Branch Office                            Leased                      1998                        162(2)
180 South Main Street                  12/31/03(1)
New City, New York 10956

Branch Office                            Leased                      1998                        366(2)
East Putnam Avenue                     11/30/08(3)
Cos Cob, Connecticut 06807

Branch Office                             Owned                      2000                           432
1019 Park Street
Peekskill, New York 10566

Branch Office                            Leased                      2000                         32(2)
1961 Commerce Street                   12/31/02(4)
Yorktown Heights, New York
10598

Branch Office                            Leased                      2000                      1,010(2)
Cortland Town Center                   10/14/17(5)
Mohegan Lake, New York

----------

(1)   The Company holds two five-year options to renew the lease until 12/31/13.
(2) The Company's lease agreement is an operating lease. The net book value at March 31, 2001 represents the amortized cost of leasehold improvements.
(3)   The Company holds a ten-year option to renew the lease until 11/30/18.
(4)   The Company holds a ten-year option to renew the lease until 12/31/12.
(5)   The Company holds a ten-year option to renew the lease until 10/14/27.

      The total net book value of the Bank's premises, land and equipment was approximately $5.9 million at March 31, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated July 10, 2001 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

            The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

            o     Independent Auditors' Report

            o     Consolidated Balance Sheets at March 31, 2001 and 2000
            o Consolidated Statements of Income for the Years Ended March 31, 2001, 2000 and 1999
            o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2001, 2000 and 1999
            o Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999
            o     Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3) Exhibits

            3.1 Federal Charter of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.1 filed on June 22, 1998))

            3.2 Bylaws of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333- 57377) Exhibit 3.2 filed on June 22, 1998))

            13    2001 Annual Report to Stockholders

            10.1 Sound Federal Bancorp 1999 Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-93215 filed on December 21, 1999))

            10.2 Sound Federal Bancorp 1999 Recognition and Retention Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-93215))

            10.3 Employment Agreement with Richard McStravick (Incorporated by reference to the Company's registration Statement on Form S-1 (File No. 333-57377 Exhibit 10.2 filed on June 22, 1998))

            21    Subsidiaries of the Registrant

            23    Consent of KPMG LLP

            99.1  Proxy Statement for Annual Meeting of Stockholders

      (b) Reports on Form 8-K

      None.

      (c) The exhibits listed under (a)(3) above are filed herewith.

      (d) Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOUND FEDERAL BANCORP


Date: June 21, 2001              By:  /s/ Richard P. McStravick
                                      -------------------------------------
                                      Richard P. McStravick
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Richard P. McStravick                         By:   /s/ Bruno J.  Gioffre
   -----------------------------------------               -----------------------------------------------
   Richard P. McStravick, President, Chief                 Bruno J. Gioffre, Chairman of the Board
     Executive Officer and Director
   (Principal Executive Officer)

Date: June 21, 2001                                  Date: June 21, 2001

By:/s/ Joseph Dinlofo                                By:   /s/ Donald H. Heithaus
   -----------------------------------------               -----------------------------------------------
   Joseph Dinolfo, Director                                Donald H. Heithaus, Director

Date: June 21, 2001                                  Date: June 21, 2001

By: /a/ Joseph A. Lanza                              By:   /s/ James Staudt
   -----------------------------------------               -----------------------------------------------
   Joseph A. Lanza, Director                               James Staudt, Director

Date: June 21, 2001                                  Date: June 21, 2001

By:/s/ Arthur C. Phillips                            By:   /s/ Anthony J. Fabiano
   -----------------------------------------               -----------------------------------------------
   Arthur C. Phillips, Jr., Director                       Anthony J. Fabiano, Chief Financial Officer and
                                                           Accounting Officer

Date: June 21, 2001                                        Date: June 21, 2001