Form 10-Q
period 2001-07-30
SOUND FEDERAL BANCORP
filed 2001-08-13
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (Mark One)

         [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                                                                Shares
                          Class                              Outstanding at
                     --------------                         August 13, 2001
                      Common Stock,                          ---------------
                     par value, $0.10                          4,767,292

                                TABLE OF CONTENTS


                                           PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets at June 30, 2001 and March 31, 2001..........................................1

         Consolidated Statements of Income for the Three Months
         Ended June 30, 2001 and 2000.............................................................................2

         Consolidated Statement of Changes in Stockholders' Equity for the Three Months
         Ended June 30, 2001......................................................................................3

         Consolidated Statements of Cash Flows for the Three Months
         Ended June 30, 2001 and 2000.............................................................................4

         Notes to Unaudited Consolidated Financial Statements.....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................... 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................14


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................15

Item 2.  Changes in Securities and Use of Proceeds...............................................................15

Item 3.  Defaults upon Senior Securities.........................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................15

Item 5.  Other Information.......................................................................................15

Item 6.  Exhibits and Reports on Form 8-K........................................................................15

         Signatures..............................................................................................16

Part 1. - Financial Information
Item 1.  Financial Statements

Sound Federal Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)                                                                           June 30,                March 31,
                                                                                                   2001                    2001
                                                                                           -----------------       -----------------
Assets
 Cash and due from banks..............................................................     $           3,301       $           5,849
 Federal funds sold..........................................................                         15,000                  35,000
 Certificates of deposit..............................................................                 1,500                   2,491
 Securities:
    Available for sale, at fair value (including $15,212 and $15,722 pledged
     as                                                     collateral under repurchase
     agreements at June 30, 2001 and March 31, 2001, respectively.....................               180,253                 157,526
     Held to maturity, at amortized cost (fair value of $28,317 at March 31, 2001                         --                  28,215
                                                                                                ------------            ------------
          Total securities............................................................               180,253                 185,741
                                                                                                ------------            ------------
 Loans, net:
     Mortgage loans...................................................................               320,704                 293,954
     Consumer loans...................................................................                 2,098                   1,900
     Allowance for loan losses (Note 5)...............................................                (2,072)                (2,047)
                                                                                                -------------          -------------
          Total loans, net............................................................               320,730                 293,807
                                                                                                ------------            ------------

 Accrued interest receivable..........................................................                 3,463                   3,448
 Federal Home Loan Bank stock.........................................................                 3,745                   3,745
 Premises and equipment, net..........................................................                 5,717                   5,850
 Deferred income taxes................................................................                   390                     373
 Goodwill, net (Note 2)...............................................................                13,970                  13,970
 Other assets.........................................................................                  971                   2,660
                                                                                                -----------             -----------
           Total assets...............................................................     $         549,040       $         552,934
                                                                                                ============            ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits........................................................................     $         471,167       $         473,546
      Borrowings (Note 6).............................................................                14,771                  14,698
      Mortgagors' escrow funds.......................................................                  3,548                   4,486
      Accrued expenses and other liabilities..........................................                2,130                   3,275
                                                                                                ------------            -----------
         Total liabilities............................................................              491,616                 496,005
                                                                                                ------------            -----------
  Stockholders' equity:
     Preferred stock ($0.10 par value; 10,000,000 shares
     authorized;                                                                                           -                       -
     none issued and outstanding)...........................................
     Common stock ($0.10 par value; 20,000,000 shares authorized;
       5,212,218 shares issued).......................................................                   521                     521
     Additional paid-in capital.......................................................               22,403                  22,399
     Treasury stock, at cost (444,926 shares at June 30, 2001 and
        399,926 shares at March 31,2001)..............................................                (4,350)                (3,867)
     Common stock held by the Employee Stock Ownership Plan ("ESOP").................                 (1,249)                (1,297)
     Common stock awards under the Recognition and Retention Plan ("RRP").............                  (352)                  (392)
     Retained earnings................................................................               38,348                  37,313
     Accumulated other comprehensive income, net of taxes (Note 7)....................                 2,103                   2,252
                                                                                                -------------           ------------
          Total stockholders' equity..................................................               57,424                  56,929
                                                                                                ------------            -----------
          Total liabilities and stockholders' equity..................................     $        549,040        $         552,934
                                                                                                ============            ============

See accompanying notes to unaudited consolidated financial statements. Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                                         For the Three Months Ended
                                                                                    June 30,
                                                                             2001          2000
                                                                             ----       -------
   Interest and Dividend Income
    Loans.......................................................         $      5,813   $      3,540
    Mortgage-backed and other securities........................                3,147          1,660
    Federal funds sold and certificates of deposit..............                  329            477

    Other earning assets........................................                   76             53
                                                                            ---------      ---------
    Total interest and dividend income..........................                9,365          5,730
                                                                            ---------      ---------


   Interest Expense
    Deposits....................................................                5,054          2,883
     Borrowings (Note 6)........................................                  269              2
     Other interest-bearing liabilities.........................                   16             11
                                                                            ---------      ---------
    Total interest expense......................................                5,339          2,896
                                                                            ----------     ---------

    Net interest income.........................................                4,026          2,834
    Provision for loan losses (Note 5)..........................                   25             50
                                                                            ---------      ---------
    Net interest income after provision for loan losses.........                4,001          2,784
                                                                            ---------      ---------

   Non-Interest Income
     Service charges and fees...................................                  139             55
     Gain on sale of real estate owned..........................                   57              -
                                                                            ---------      ---------
     Total non-interest income..................................                  196             55
                                                                            ---------      ---------

   Non-Interest Expense
     Compensation and benefits..................................                1,225            899
     Occupancy and equipment....................................                  321            328
     Data processing service fees...............................                  192             96
     Advertising and promotion..................................                  156            168
     Other......................................................                  440            397
                                                                            ---------      ---------
     Total non-interest expense.................................                2,334          1,888
                                                                            ---------      ---------

    Income before income tax expense............................                1,863            951
    Income tax expense..........................................                  688            356
                                                                            ---------      ---------
    Net income..................................................         $      1,175   $        595
                                                                            =========      =========

    Basic and diluted earnings per common share (Note 4)........         $       0.25   $       0.12
                                                                            =========      =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2001 (Unaudited) (Dollars in thousands, except per share data)

                                                                 Common      Common                 Accumulated
                                         Additional              Stock       Stock                     Other          Total
                                 Common   Paid-In    Treasury   Held By      Awards     Retained   Comprehensive  Stockholders'
                                 Stock    Capital     Stock       ESOP     Under RRP    Earnings      Income         Equity
                                 -----    -------     -----       ----     ---------    --------      -------       ---------
Balance at March 31, 2001...... $  521    $22,399    $(3,867)   $(1,297)      $(392)      $37,313     $ 2,252       $  56,929
Net income.....................     --         --         --         --          -          1,175          --           1,175
Other comprehensive loss
 (Note 7).............              --         --         --         --         --             --         (149)          (149)
                                                                                                                    ----------
  Total comprehensive income
 (Note 7).........                                                                                                       1,026
Repurchase of common stock
 (45,000 shares).....               --         --        (483)       --          --            --          --           (483)
Dividends paid
 ($0.07 per share)............      --         --         --         --          --          (140)         --           (140)
Vesting of RRP shares..........     --         --         --         --          40            --           --            40
ESOP shares committed
 to be released
 for allocation................     --           4        --         48        --              --           --             52
                                ------- -----------   -------    -------   ----------    --------    ----------     ---------

Balance at June 30, 2001.......$   521    $ 22,403   $ (4,350)   $(1,249)   $  (352)     $ 38,348    $   2,103      $  57,424
                               =======    ========    ========   ========   =========    ========    =========      =========



See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                         For the Three Months Ended
(In thousands)                                                                               June 30,
                                                                                      ------------------------
                                                                                      2001                 2000
                                                                                  ----------          -------------
OPERATING ACTIVITIES
  Net income............................................................     $         1,175       $           595
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses.........................................                  25                    50
      Depreciation and amortization.....................................                (210)                  111
      ESOP and RRP expense..............................................                  92                    96
      Income taxes......................................................               1,111                    52
      Gain on sale of real estate owned.................................                 (57)                   --
      Other adjustments, net............................................                (584)                 (421)
                                                                                  -----------         -------------
            Net cash provided by operating activities...................               1,552                   483
                                                                                  ----------          ------------

INVESTING ACTIVITIES
   Purchases of securities available for sale...........................             (19,658)                   --
  Proceeds from principal payments, maturities and calls of securities..              25,433                 2,785
  Disbursements for loan originations...................................             (43,873)              (25,366)
  Principal collection on loans.........................................              16,730                 7,129
  Net decrease in certificates of deposit...............................                 991                 2,894
  Proceeds from sales of real estate owned..............................                 254                    --
  Purchases of premises and equipment...................................                 (37)                 (463)
                                                                                  -----------         -------------
                  Net cash used in investing activities.................             (20,160)              (13,021)
                                                                                  -----------         -------------

FINANCING ACTIVITIES
  Net (decrease) increase in deposits...................................                (2,379)              4,881
  Net decrease in mortgagors' escrow funds..............................                  (938)              (863)
  Purchases of treasury stock...........................................                  (483)                 --
  Dividends paid on common stock........................................                  (140)               (155)
                                                                                  -------------        ------------
            Net cash (used in) provided by financing activities.........                (3,940)              3,863
                                                                                  --------------------------------

  Decrease in cash and cash equivalents.................................               (22,548)             (8,675)
  Cash and cash equivalents at beginning of period......................                40,849              32,567
                                                                                  ------------         -----------
  Cash and cash equivalents at end of period............................     $          18,301      $       23,892
                                                                                  ============         ===========

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................     $           5,341      $        2,878
  Income taxes paid (received)..........................................                (1,109)                645
   Loans transferred to real estate owned...............................                   118                 203
                                                                                  ============         ===========





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

  2.     Acquisition

         On July 18, 2000, the Company completed its acquisition of Peekskill Financial Corporation ("Peekskill"). Peekskill and its wholly-owned subsidiary, First Federal Savings Bank, merged with and into the Bank, with the Bank as the surviving entity (the "Acquisition"). Peekskill's stockholders received $22 per share in cash. The transaction was valued at approximately $41.7 million including the "in-the-money" portion of outstanding stock options. At the time of the Acquisition, Peekskill had total assets of $201.5 million and total deposits of $152.4 million (historical carrying amounts before purchase accounting adjustments).

         The Acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the consummation date. Related operating results are included in the Company's consolidated financial statements for periods after the consummation date. The excess of the Company's total acquisition cost over the fair value of the net assets acquired, or "goodwill", has been recognized as an intangible asset and, until April 1, 2001, was being amortized to expense over a period of 15 years.

         In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company adopted SFAS Nos. 141 and 142 as of April 1, 2001. As a result, the Company ceased recording goodwill amortization which would have been $246,000 for the quarter ended June 30, 2001. Goodwill resulting from the Acquisition totaled $15.2 million, and the remaining balance at June 30, 2001 was $14.0 million. As of April 1 (the date of adoption of SFAS No. 142) and as of June 30, 2001, the Company has not recognized any impairment of unamortized goodwill.

3.       Basis of Presentation

         The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending March 31, 2002.

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

         The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 2001, included in the Company's 2001 Annual Report.

4.       Earnings Per Share

          Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended June 30, 2001 were 4,632,924 and 4,661,953, respectively. For the quarter ended June 30, 2000, weighted average common shares used in calculating basic and diluted earnings per share were 4,787,363. The application of the treasury stock method did not result in incremental common equivalent shares or otherwise have a dilutive effect on earnings per share for the quarter ended June 30, 2001.

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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows (in thousands):

                                       Three Months Ended Year Ended
                                       -----------------------------
                                                 June 30,                March 31,
                                       -----------------------------    ----------
                                            2001            2000             2001
                                       -------------   -------------     ---------

Balance at beginning of period....     $     2,047     $     1,188       $       1,188
Provision for loan losses.........              25              50                 208
Allowance transferred in Acquisition           --               --                 784
Mortgage loans charged off........             --             (134)               (162)
Recoveries........................             --               --                  29
                                       ------------    ------------    ---------------
Balance at end of period..........     $     2,072     $     1,104       $       2,047
                                         =========       =========       =============



6.       Borrowings

         The Company is a party to securities repurchase agreements with the FHLB. These repurchase agreements were assumed in the Acquisition. Securities repurchase agreements consist of the following at June 30, 2001 (dollars in thousands):

                                                                                   Amortized         Accrued
        Maturity Date                 Call Features                  Rate            Cost            Interest
        -------------                 -------------                  ----            ----            --------
                                                                                      (dollars in thousands)
      January 2008        Quarterly beginning January 2003            7.20%    $       9,730      $        98
      December 2008       Quarterly beginning November 2001           7.12%            4,955               20
                                                                                ------------        ---------
                                                                      7.17%    $      14,685      $       118

                                                                                ===========        =========

         The securities transferred to the FHLB subject to these repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $5.0 million and mortgage-backed securities available for sale with a carrying value of $10.2 million. Accrued interest related to the respective securities was $122,000 and $53,000 at June 30, 2001.

         An outstanding FHLB advance of $86,000 is included in borrowings in the consolidated balance sheets at June 30, 2001 and March 31, 2001. This advance bears interest at a fixed rate of 8.29% and matures in 2002.

7.       Comprehensive Loss

         The Company's other comprehensive income (loss) represents net unrealized holding gains and losses arising during the period on securities available for sale, net of related income taxes, as follows:

                                                                                                    Other
                                                   Pre-Tax                  Tax                 Comprehensive
                                                    Loss                   Effect                    Loss
                                             ----------------       -----------------         ---------------
Three Months Ended:                                                    (in thousands)
   June 30, 2001                            $        (250)         $         101           $           (149)
   June 30, 2000                                     (725)                   311                       (414)


         Total comprehensive income (net income less other comprehensive loss) amounted to $1.0 million and $181,000 for the quarters ended June 30, 2001 and 2000, respectively.

         The Company's accumulated other comprehensive income, which is included in stockholders' equity, represents the unrealized gain on securities available for sale of $3.6 million less related income taxes of $1.5 million at June 30, 2001, and an unrealized gain of $3.8 million less related income taxes of $1.6 million at March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The financial condition and results of operations of the Company are primarily dependent upon those of the Bank. The Bank's principal business has historically consisted of offering savings and other deposits to the general public and using the funds from such deposits to make loans secured by residential real estate. The Company's results of operations depend primarily upon its net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on its deposits. Net income is also affected by, among other things, provisions for loan losses and non-interest expense. The Company's principal operating expenses, other than interest expense, consist of compensation and benefits, occupancy and equipment and other general and administrative expenses. Operating results are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve Board; and the actions of bank regulatory authorities.

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


Financial Condition

         The Company's total assets amounted to $549.0 million at June 30, 2001 as compared to $552.9 million at March 31, 2001. Net loans increased $26.9 million or 9.2% to $320.7 million at June 30, 2001 as compared to March 31, 2001. This increase was funded principally by a $20.0 million decrease in federal funds and a $5.5 million decrease in securities. The decrease in total assets resulted from a decrease in cash and due from banks and certificates of deposits held at other financial institutions. Total deposits amounted to $471.2 million at June 30, 2001, as compared to $473.5 million at March 31, 2001. Total stockholders' equity increased $495,000 to $57.4 million at June 30, 2001 as compared to $56.9 million at March 31, 2001.

Results of Operations

         General. Net income amounted to $1.2 million or $0.25 per common share for the quarter ended June 30, 2001, as compared to $595,000 or $0.12 per common share for the quarter ended June 30, 2000. The increase in net income for the current quarter was due primarily to a $1.2 million increase in net interest income and a $141,000 increase in non-interest income offset by a $446,000 increase in non-interest expenses and a $332,000 increase in income tax expense.

         The results for the current quarter reflects increases in income and expense largely attributable to the Acquisition, as the related operating results are included for the full quarter.

         The results for the current quarter also include a $125,000 pre-tax refund of real estate taxes related to branch locations.

         Net Interest Income. Net interest income for the quarter ended June 30, 2001 amounted to $4.0 million, a $1.2 million increase from the same period in the prior year. The interest rate spread was 2.90% and 3.00% for the quarters ended June 30, 2001 and 2000, respectively. The net interest margin for those periods was 3.13% and 3.53%, respectively. The decrease in net interest margin is primarily a result of a decrease in the ratio of interest-earning assets to interest-bearing liabilities, to 1.05 for the current quarter from 1.15 for the same quarter in the prior year. The lower ratio in the current year reflects higher levels of non-earning assets (primarily goodwill) and the use of earning assets to fund stock repurchases. In addition, the decreases in interest rate spread and net interest margin were also caused by borrowings that were assumed as part of the Acquisition. The average balance of borrowings for the quarter ended June 30, 2001 was $14.7 million with an average rate of 7.33% as compared to $86,000 for the quarter ended June 30, 2000 with an average rate of 9.33%.

         Interest Income. Interest income totaled $9.4 million during the quarter ended June 30, 2001 as compared to $5.7 million for the same period in the prior year. This increase is due to a $194.5 million increase in average interest-earning assets to $516.1 million during the quarter ended June 30, 2001 as compared to $321.6 million for the same quarter in the prior year, and by a 13 basis point increase in the average yield on interest-earning assets to 7.28%. The increase in the average balance of interest-earning assets was due primarily to the Acquisition. The increase in the average yield on interest-earning assets reflects fixed-rate loan growth and adjustable-rate security repricings during periods of rising interest rates (particularly the first half of calendar 2000), as well as higher-yielding securities recorded in the Acquisition. However, interest rates declined in the latter half of 2000 and in 2001, and as a result, the yields on interest earning assets have decreased.

         Loans. Interest income on loans increased $2.3 million or 64.2% to $5.8 million for the current quarter as compared to $3.5 million for the same quarter in 2000. This increase is due to a $116.8 million increase in the average balance of loans to $305.7 million and an 11 basis point increase in the yield earned to 7.63%.

          The growth of the loan portfolio is principally a result of the Acquisition (Peekskill had net loans of $67.3 million at the acquisition date), as well as efforts by the Company to expand its loan products offered and markets served and the strong demand for fixed rate loans (the Company's primary mortgage loan product).

         Mortgage-Backed Securities. Interest on mortgage-backed securities increased $1.6 million to $2.5 million for the quarter ended June 30, 2001 due primarily to an increase of $82.0 million in the average balance of mortgage-backed securities to $138.4 million and an increase of 71 basis points in the average yield to 7.19%. The higher average balances in the current year reflect securities acquired in the Acquisition.

         Other Securities. Interest on other securities decreased $84,000 to $665,000 for the quarter ended June 30, 2001, as compared to the same quarter in 2000, due to a $3.5 million decrease in the average balance of other securities to $38.8 million and a 23 basis point decrease in the average yield earned to 6.88%. The decrease in the average balance in the current year reflect the calls of securities as interest rates decreased during the latter half of fiscal 2001.

         Federal Funds. For the quarter ended June 30, 2001, interest on Federal funds decreased $52,000 to $307,000, reflecting a 217 basis point decrease in the average yield earned to 4.47%, partially offset by a $5.8 million increase in the average balance to $27.5 million. The decrease in the average yield earned reflects the declining interest rate environment during the latter half of fiscal 2001.

         Interest Expense. Interest expense for the quarter ended June 30, 2001 totaled $5.3 million, as compared to $2.9 million for the quarter ended June 30, 2000. The average balance of interest-bearing liabilities increased $209.5 million to $489.3 million for the quarter ended June 30, 2001 from $279.8 million for the same quarter in the prior year and the average cost of these liabilities increased 23 basis points to 4.38%. The increase in interest-bearing liabilities is due primarily to the Acquisition. The increase in the cost of interest-bearing liabilities is a result of borrowings that were assumed in the Acquisition and, to a lesser extent, a change in our deposit mix to reflect a higher proportion of time deposits in relation to total deposits.

         Interest expense on time deposits totaled $4.3 million for the current quarter as compared to $2.3 million for the same quarter in 2000. The increase is due primarily to a $122.4 million increase in the average balance of time deposits to $293.5 million from $171.1 million in the same quarter last year and a 35 basis point increase in the average cost to 5.83%. Interest on savings accounts amounted to $511,000 for the current quarter as compared to $333,000 for the quarter ended June 30, 2000. The average balance of savings accounts increased $46.8 million to $107.8 million and the average cost decreased 29 basis points to 1.90%. Interest expense on other deposits (NOW and money market accounts) amounted to $279,000 for quarter ended June 30, 2001 as compared to $214,000 for the same quarter in the prior year. The average balance of these accounts increased $23.0 million to $68.5 million and the average cost decreased 25 basis points to 1.63%.

         For the quarter ended June 30, 2001, interest paid on borrowings amounted to $269,000 as compared to $2,000 in the prior year. The average balance of borrowings for the quarter was $14.7 million and the average cost was 7.33%. For the quarter ended June 30, 2000, the average balance of borrowings was $86,000 and the average cost was 9.33%. The increase in borrowings consists of FHLB advances that were a component of Peekskill's capital management strategy and that were assumed in the Acquisition.


         Provision for Loan Losses. The provision for loan losses was $25,000 for the quarter ended June 30, 2001 as compared to $50,000 for the quarter ended June 30, 2000. Non-performing loans amounted to $1.1 million or 0.35% of total loans at June 30, 2001, as compared to $806,000 or 0.40% of total loans at June 30, 2000. The allowance for loan losses amounted to $2.1 million and $2.0 million at June 30, 2001 and March 31, 2001, respectively. There were no charge-offs in the quarter ended June 30, 2001. Charge-offs amounted to $134,000 for the quarter ended June 30, 2000.

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

         Non-Interest Income. Non-interest income totaled $196,000 and $55,000 for the quarters ended June 30, 2001 and 2000, respectively. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees. Service fees amounted to $139,000 for the quarter ended June 30, 2001 as compared to $55,000 for the same quarter in 2000. The quarter ended June 30, 2001 included a gain on the sale of real estate owned of $57,000.

         Non-Interest Expense. Non-interest expense totaled $2.3 million for the quarter ended June 30, 2001 as compared to $1.9 million for the quarter ended June 30, 2000. This increase is due primarily to increases of $326,000 in compensation and benefits, $96,000 in data processing service fees and $43,000 in other non-interest expenses.

         The increases in non-interest expenses are due primarily to the Acquisition, as well as continuing internal growth. The number of full time and part time employees increased 21 and 14, respectively during the comparative periods primarily as a result of the Acquisition. Non-interest expense for the current quarter also includes a $125,000 pre-tax refund of real estate taxes related to branch locations.

         Income Taxes. Income tax expense amounted to $688,000 and $356,000 for the quarters ended June 30, 2001 and 2000, respectively. The effective tax rates for those same periods were 36.9% and 37.4%, respectively.


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

         The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds and adjustable rate mortgage-backed securities. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. For the quarter ended June 30, 2001, the Company originated loans totaling $43.9 million and purchased $19.7 million of securities. In addition, cash outlays of $483,000 were used to purchase the Company's common stock during the quarter ended June 30, 2001. These disbursements were funded by $25.4 million in principal payments, maturities and calls of securities and $16.7 million in loan principal repayments. For the year ended March 31, 2001, the Company originated $88.7 million of loans and purchased $28.9 million of securities.

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

         At June 30, 2001, the Company had outstanding loan commitments of $58.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from June 30, 2001, totaled $256.3 million. Management believes that a significant portion of such deposits will remain with the Company.

         The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At June 30, 2001, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

         The following table sets forth the capital position of the Bank as of June 30, 2001 and March 31, 2001. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp.


                                                                                 OTS Requirements
                                                                 -----------------------------------------------
                                                                    Minimum Capital            Classification as
                                            Bank Actual                Adequacy                  Well Capitalized
                                      ---------------------      ---------------------      -------------------
                                         Amount       Ratio        Amount       Ratio        Amount      Ratio
                                      ----------    -------      ---------     -------      --------    -------
                                                                 (Dollars in thousands)
June 30, 2001
Tangible capital....................  $   35,571      6.6%       $   8,078        1.5%
Tier I (core) capital...............      35,571       6.6          21,541        4.0     $   26,927     5.0%
Risk-based capital:
   Tier I...........................      35,571      14.3                                    14,936     6.0
   Total............................      37,643      15.1          19,915        8.0         24,894     10.0

March 31, 2001
Tangible capital....................  $   34,247        6.4%     $   8,029        1.5%
Tier I (core) capital...............      34,247        6.4         21,410        4.0     $   26,763     5.0%
Risk-based capital:
   Tier I...........................      34,247       14.8                                   13,847     6.0
   Total............................      36,294       15.7         18,463        8.0         23,079     10.0


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 2001, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

         During the quarter ended June 30, 2001, there were no significant changes in the Company's assessment of market risk.

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






                                     Sound Federal Bancorp
                                     ---------------------------------
                                     (Registrant)





                            By:      /s/ Anthony J. Fabiano
                                     --------------------------------
                                     Anthony J. Fabiano
                                     Duly Authorized and Chief Financial and
                                     Accounting Officer


August 13, 2001