Form 10-Q
period 2001-09-30
SOUND FEDERAL BANCORP
filed 2001-11-13
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                 -----------------

                                    FORM 10-Q

         (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


                                                   Shares
   Class                                       Outstanding at
--------------                                November 12, 2001
Common Stock                                  -----------------
par value, $0.10                                  4,767,292

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at September 30, 2001 and March 31, 2001...........1

Consolidated Statements of Income for the Six Months
Ended September 30, 2001 and 2000..............................................2

Consolidated Statement of Changes in Stockholders' Equity for the Six Months
Ended September 30, 2001.......................................................3

Consolidated Statements of Cash Flows for the Six Months
Ended September 30, 2001 and 2000..............................................4

Notes to Unaudited Consolidated Financial Statements...........................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 9

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

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

Part 1. - Financial Information
Item 1.  Financial Statements

Sound Federal Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)                                                                         September 30,         March 31,
                                                                                                   2001                2001
                                                                                              --------------        ------------
Assets
 Cash and due from banks..............................................................         $       2,557       $     5,849
 Federal funds sold..........................................................                         26,300            35,000
 Certificates of deposit..............................................................                 1,000             2,491
 Securities:
    Available for sale, at fair value (including $15,286 and $15,722 pledged
     as                                                     collateral under repurchase
     agreements at September 30, 2001 and March 31, 2001, respectively)...............               161,920           157,526
     Held to maturity, at amortized cost (fair value of $28,317 at March 31, 2001)                        --            28,215
                                                                                                ------------        ----------
          Total securities............................................................               161,920           185,741
                                                                                                ------------        ----------
 Loans, net:
     Mortgage loans...................................................................               339,604           293,954
     Consumer loans...................................................................                 2,052             1,900
     Allowance for loan losses (Note 5)...............................................                (2,097)           (2,047)
                                                                                                -------------       -----------
          Total loans, net............................................................               339,559           293,807
                                                                                                ------------        -----------

 Accrued interest receivable..........................................................                 3,697             3,448
 Federal Home Loan Bank stock.........................................................                 3,695             3,745
 Premises and equipment, net..........................................................                 5,613             5,850
 Goodwill, net (Note 2)...............................................................                13,970            13,970
 Other assets.........................................................................                   797             3,033
                                                                                                -----------         -----------
           Total assets...............................................................         $    559,108       $   552,934
                                                                                                ============       ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits........................................................................         $     480,489       $   473,546
      Borrowings (Note 6).............................................................                14,831            14,698
      Mortgagors' escrow funds.......................................................                  2,619             4,486
      Accrued expenses and other liabilities..........................................                 1,849             3,275
                                                                                                ------------       -----------
         Total liabilities............................................................               499,788           496,005
                                                                                                ------------       -----------
  Stockholders' equity:
     Preferred stock ($0.10 par value; 10,000,000 shares
     authorized;                                                                                           -                 -
     none issued and outstanding)...........................................
     Common stock ($0.10 par value; 20,000,000 shares authorized;
       5,212,218 shares issued).......................................................                   521               521
     Additional paid-in capital.......................................................                22,416            22,399
     Treasury stock, at cost (444,926 shares at September 30, 2001 and
        399,926 shares at March 31,2001)..............................................                (4,350)           (3,867)
     Common stock held by the Employee Stock Ownership Plan ("ESOP").................                 (1,200)           (1,297)
     Common stock awards under the Recognition and Retention Plan ("RRP").............                  (316)             (392)
     Retained earnings................................................................                39,587            37,313
     Accumulated other comprehensive income, net of taxes (Note 7)....................                 2,662             2,252
                                                                                                -------------       ----------
          Total stockholders' equity..................................................                59,320            56,929
                                                                                                ------------        ----------
          Total liabilities and stockholders' equity..................................         $     559,108       $   552,934
                                                                                                ============        ==========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                                     For the Quarter Ended        For the Six Months Ended
                                                                          September 30,                September 30,
                                                                 -----------------------------   ------------------------
                                                                     2001           2000              2001            2000
                                                                     ----           -----             ----            ----
   Interest and Dividend Income
    Loans....................................................... $      6,270    $      5,016    $     12,083    $      8,556
    Securities..................................................        2,949           3,156           6,096           4,815
    Federal funds sold and certificates of deposit..............          151             292             480             769

    Other earning assets........................................           94             146             170             200
                                                                    ---------       ---------       ---------       ---------
    Total interest and dividend income..........................        9,464           8,610          18,829          14,340
                                                                    ---------       ---------       ---------       ---------


   Interest Expense
    Deposits....................................................        4,683           4,449           9,737           7,333
    Borrowings (Note 6)........................................           257             335             526             337
    Other interest-bearing liabilities.........................            21              24              37              35
                                                                    ---------       ---------       ---------       ---------
    Total interest expense......................................        4,961           4,808          10,300           7,705
                                                                    ----------      ----------      ---------       ---------

    Net interest income.........................................        4,503           3,802           8,529           6,635
    Provision for loan losses (Note 5)..........................           25              58              50             108
                                                                    ---------       ---------       ---------       ---------
    Net interest income after provision for loan losses.........        4,478           3,744           8,479           6,527
                                                                    ---------       ---------       ---------       ---------

   Non-Interest Income
     Service charges and fees...................................          169              88             308             143
     Gain (loss) on sale of real estate owned...................           --             (22)             57             (22)
                                                                    ---------       ----------      ---------       ----------
     Total non-interest income..................................          169              66             365             121
                                                                    ---------       ---------       ---------       ---------

   Non-Interest Expense
     Compensation and benefits..................................        1,251           1,188           2,476           2,088
     Occupancy and equipment....................................          372             379             693             707
     Data processing service fees...............................          215              71             407             167
     Advertising and promotion..................................          153             132             309             300
     Goodwill amortization (Note 2).............................           --             255              --             255
     Other......................................................          430             525             870             921
                                                                    ---------       ---------       ---------       ---------
     Total non-interest expense.................................        2,421           2,550           4,755           4,438
                                                                    ---------       ---------       ---------       ---------

    Income before income tax expense............................        2,226           1,260           4,089           2,210
    Income tax expense..........................................          854             590           1,542             946
                                                                    ---------       ---------       ---------       ---------
    Net income.................................................. $      1,372    $        670    $      2,547    $      1,264
                                                                    =========       =========       =========       =========

    Basic earnings per common share (Note 4).................... $       0.30    $       0.14    $       0.55    $        0.26
                                                                    =========       =========       =========       ==========
   Diluted earnings per common share (Note 4)................... $       0.29    $       0.14    $       0.55     $       0.26
                                                                    =========       =========       =========       ==========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 2001 (Unaudited) (Dollars in thousands, except per share data)



                                                                          Common     Common                Accumulated
                                                     Additional           Stock      Stock                   Other        Total
                                            Common    Paid-In   Treasury  Held By    Awards  Retained   Comprehensive  Stockholders'
                                            Stock     Capital    Stock      ESOP    Under RRP Earnings     Income         Equity
                                            -----     -------    -----      ----    --------- --------     -------       ------
Balance at March 31, 2001..................$ 521     $ 22,399   $(3,867)  $(1,297)  $ (392)    $ 37,313     $ 2,252      $ 56,929
Net income.................................   --          --        --        --         -         2,547         --         2,547
Other comprehensive loss (Note 7)..........   --          --        --        --       --            --         410           410
                                                                                                                         --------
  Total comprehensive income (Note 7)......                                                                                 2,957
Repurchase of common stock (45,000 shares)    --          --       (483)      --         --          --          --          (483)
Dividends paid ($0.07 per share)...........   --          --         --       --         --         (273)        --          (273)
Vesting of RRP shares......................   --          --        --        --         76         --           --            76
ESOP shares committed to be released for
   allocation..............................   --           17        --        97       --          --           --           114
                                            ------    --------  -------   -------  ----------   --------    --------      --------

Balance at September 30, 2001..............$  521     $22,416   $(4,350)  $(1,200)  $ (316)    $ 39,587     $ 2,662      $  59,320
                                            ======    =======   ========  ========  ========   ========     ========      =========



See accompanying notes to unaudited consolidated financial statements.


Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                          For the Six Months Ended
(In thousands)                                                                            September 30,
                                                                             ---------------------------------------
                                                                                      2001                 2000
                                                                             ----------------        ---------------
OPERATING ACTIVITIES
  Net income............................................................     $         2,547       $         1,264
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses.........................................                  50                   108
      Depreciation and amortization.....................................                (496)                  207
      ESOP and RRP expense..............................................                 190                   185
      Income taxes......................................................               2,253                    (2)
      Goodwill amortization.............................................                  --                   255
      Gain on sale of real estate owned.................................                 (57)                   22
      Other adjustments, net............................................                (265)                  215
                                                                                  -----------         ------------
            Net cash provided by operating activities...................               4,222                 2,254
                                                                                  ----------          ------------

INVESTING ACTIVITIES
   Purchases of securities available for sale...........................             (24,421)                   --
  Proceeds from the sale of securities available for sale...............                  --                21,888
  Proceeds from principal payments, maturities and calls of securities..              48,428                11,669
  Disbursements for loan originations...................................             (83,812)              (42,769)
  Principal collection on loans.........................................              37,578                15,737
  Net decrease in certificates of deposit...............................               1,491                 4,494
  Cash paid in purchase acquisition, net of cash acquired...............                  --               (33,937)
  Proceeds from sales of real estate owned..............................                 254                    33
  Purchases of premises and equipment...................................                 (52)                 (568)
                                                                                  -----------         -------------
                  Net cash used in investing activities.................             (20,534)              (23,453)
                                                                                  -----------         -------------

FINANCING ACTIVITIES
  Net increase in deposits..............................................                6,943               20,090
  Net decrease in mortgagors' escrow funds..............................               (1,867)              (2,048)
  Purchases of treasury stock...........................................                 (483)                (109)
  Dividends paid on common stock........................................                 (273)                (312)
                                                                                  ------------         ------------
            Net cash (used in) provided by financing activities.........                4,320               17,621
                                                                                  ------------         -----------

  Decrease in cash and cash equivalents.................................              (11,992)              (3,578)
  Cash and cash equivalents at beginning of period......................               40,849               32,567
                                                                                  -----------          -----------
  Cash and cash equivalents at end of period............................     $         28,857      $        28,989
                                                                                  ===========          ===========

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................     $         10,155      $         7,879
  Income taxes paid (received)..........................................                 (657)                 708
   Loans transferred to real estate owned...............................                  253                  291
                                                                                  ============         ===========
   Acquisition accounted for by the purchase method:
      Fair value of assets acquired, including goodwill of $15,231......       $         --      $         212,850
      Fair value of liabilities assumed.......................................           --               (174,081)
                                                                                  -----------          ------------
      Cash paid in acquisition................................................           --      $           38,769
                                                                                  ===========          ============





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

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     The Company adopted SFAS Nos. 141 and 142 as of April 1, 2001. As a result, the Company ceased recording goodwill amortization. Goodwill resulting from the Acquisition totaled $15.2 million, and the remaining balance at September 30, 2001 was $14.0 million. As of April 1 (the date of adoption of SFAS No. 142) and as of September 30, 2001, the Company has not recognized any impairment of unamortized goodwill.

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

4.       Earnings Per Share

     Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended September 30, 2001 were 4,613,294 and 4,670,645, respectively. For the quarter ended September 30, 2000, weighted average common shares used in calculating basic and diluted earnings per share were 4,793,260. The application of the treasury stock method did not result in incremental common equivalent shares or otherwise have a dilutive effect on earnings per share for the quarter ended September 30, 2000. For the six months ended September 30, 2001, weighted average shares for calculating basic and diluted earnings per share were 4,627,392 and 4,672,320; for the six months ended September 30, 2000 the respective weighted average shares were 4,795,336 and 5,031,204.

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

     Activity in the allowance for loan losses for the periods indicated is summarized as follows (in thousands):


                                             Three Months Ended               Six Months Ended              Year Ended
                                                 September 30,                   September 30,              March 31,
                                       ------------------------------  ------------------------------       ---------
                                            2001            2000            2001           2000               2001
                                       -------------   -------------   -------------  ------------            ----
                                                               (in thousands)
Balance at beginning of period....     $     2,072     $     1,104     $     2,047    $     1,188      $     1,188
Provision for loan losses.........              25              58              50            108              208
Allowance transferred in Acquisition            --             784              --            784              784
Mortgage loans charged off........              --            --                --           (134)            (162)
Recoveries........................              --            --                --           --                 29
                                         ---------       ----------      ---------      ----------        --------
Balance at end of period..........     $     2,097     $     1,946     $     2,097    $     1,946            2,047
                                         =========       =========       =========      =========         ========

6.       Borrowings

     The Company is a party to securities repurchase agreements with the FHLB. These repurchase agreements were assumed in the Acquisition. Securities repurchase agreements consist of the following at September 30, 2001 (dollars in thousands):

                                                                            Amortized         Accrued
 Maturity Date                 Call Features                  Rate            Cost            Interest
 -------------                 -------------                  ----            ----            --------
                                                                               (dollars in thousands)

 January 2008        Quarterly beginning January 2003         7.20%    $       9,774      $       104
 December 2008       Quarterly beginning November 2001        7.12%            4,973               20
                                                                           ------------       ---------
                                                              7.17%    $      14,747      $       124
                                                                           ===========        =========

     The securities transferred to the FHLB subject to these repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $6.1 million and mortgage-backed securities available for sale with a carrying value of $9.2 million. Accrued interest related to the respective securities was $117,000 and $32,000 at September 30, 2001.

     An outstanding FHLB advance of $84,000 and $86,000 is included in borrowings in the consolidated balance sheets at September 30, 2001 and March 31, 2001, respectively. This advance bears interest at a fixed rate of 8.29% and matures in 2002.

7.       Comprehensive Loss

     The Company's other comprehensive income represents net unrealized holding gains and losses arising during the period on securities available for sale, net of related income taxes, as follows:

                                                                                                    Other
                                                   Pre-Tax                  Tax                 Comprehensive
                                                   Income                  Effect                  Income
                                                  --------               ---------              -------------
                                                                       (in thousands)
Three Months Ended:
   September 30, 2001                       $         901          $        (342)          $            559
   September 30, 2000                               3,070                 (1,257)                     1,813

Six Months Ended:
   September 30, 2001                                 661                   (251)                       410
   September 30, 2000                               2,345                   (946)                     1,399

     Total comprehensive income (net income less other comprehensive loss) amounted to $1.9 million and $2.5 million for the quarters ended September 30, 2001 and 2000, respectively. For the six months ended September 30, 2001, total comprehensive income amounted to $2.9 million and $2.7 million, respectively.

     The Company's accumulated other comprehensive income, which is included in stockholders' equity, represents the unrealized gain on securities available for sale of $4.5 million less related income taxes of $1.8 million at September 30, 2001, and an unrealized gain of $3.8 million less related income taxes of $1.6 million at March 31, 2001.

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

Financial Condition

     The Company's total assets amounted to $559.1 million at September 30, 2001 as compared to $552.9 million at March 31, 2001. Net loans increased $45.8 million or 15.6% to $339.6 million at September 30, 2001 as compared to March 31, 2001. This increase was funded principally by an $8.7 million decrease in Federal funds and a $23.8 million decrease in securities. Total deposits amounted to $480.5 million at September 30, 2001, as compared to $473.5 million at March 31, 2001. Total stockholders' equity increased $2.4 million to $59.3 million at September 30, 2001 as compared to $56.9 million at March 31, 2001.

Results of Operations

     General. Net income amounted to $1.4 million or basic earnings per share of $0.30 for the quarter ended September 30, 2001, as compared to $670,000 or $0.14 per share for the quarter ended September 30, 2000, an increase of 96%. For the six months ended September 30, 2001, net income amounted to $2.5 million or basic earnings per share of $0.55 as compared to $1.3 million or $0.26 per share for the same period in the prior year. The increase in net income for the quarter ended September 30, 2001 as compared to the same quarter in the prior year is attributable to a $701,000 increase in net interest income, a $103,000 increase in non-interest income and a $129,000 decrease in non-interest expense, partially offset by a $264,000 increase in income tax expense. The increase in net income for the six months ended September 30, 2001 is due to a $1.9 million increase in net interest income, a $244,000 increase in non-interest income, partially offset by a $317,000 increase in non-interest expense and a $596,000 increase in income tax expense.

     The Company completed the acquisition of Peekskill Financial Corporation (the "Acquisition") in July 2000. Accordingly, the results for the six months ended September 30, 2000 includes the related operating results for period after the acquisition date.

     The results for the quarter and six months ended September 30, 2001 include $45,000 and $170,000 of pre-tax refunds of real estate taxes related to branch locations.

     Net Interest Income. Net interest income for the quarter ended September 30, 2001 amounted to $4.5 million, a $701,000 increase from the same period in the prior year. The interest rate spread was 3.11% and 3.00% for the quarters ended September 30, 2001 and 2000, respectively. The net interest margin for those periods was 3.44% and 3.39%, respectively. For the six months ended September 30, 2001, net interest income amounted to $8.5 million as compared to $6.6 million for the same period in the prior year. The interest rate spread was 3.03% and 2.98% and the net interest margin was 3.27% and 3.35% for the respective periods. The increases in interest rate spread and net interest margin are a result of decreasing market interest rates in calendar 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster than the rates on interest-earning assets such as loans or securities. However, if market interest rates decrease further, interest rate spread and net interest margin may decrease since competitive factors could prohibit further lowering of interest rates on deposit accounts.

     Interest Income. Interest income totaled $9.5 million during the quarter ended September 30, 2001 as compared to $8.6 million for the same period in the prior year. This increase is due to a $74.7 million increase in average interest-earning assets to $524.9 million during the quarter ended September 30, 2001 as compared to $450.2 million for the same quarter in the prior year, partially offset by a 44 basis point decrease in the average yield on interest-earning assets to 7.15%. For the six months ended September 30, 2001 interest income totaled $18.8 million as compared to $14.3 million for the same period in the prior year. This increase is due to a $126.1 million increase in average interest-earning assets to $520.9 million as compared to $394.8 million for the same period in the prior year, partially offset by a 4 basis point decrease in the average yield on interest-earning assets to 7.21%. The increase in the average balance of interest-earning assets was due primarily to the Acquisition. The decrease in the average yield on interest-earning assets reflects declining market interest rates during the 2001 periods.

     Loans. Interest income on loans increased $1.3 million or 25.0% to $6.3 million for the current quarter as compared to $5.0 million for the same quarter in 2000. This increase is due to a $72.9 million increase in the average balance of loans to $327.9 million, partially offset by a 21 basis point decrease in the yield earned to 7.59%. For the six months ended September 30, 2001, interest income on loans amounted to $12.1 million as compared to $8.6 million for the same six-month period in 2000. This increase is due to a $93.8 million increase in the average balance of loans partially offset by a 3 basis point decrease in the yield earned to 7.55%.

     The growth of the loan portfolio is principally a result of the strong demand for fixed rate loans (the Company's primary mortgage loan product) as market interest rates declined during 2001. The Company originated $33.7 million and $69.4 million of fixed rate loans during the quarter and six months ended September 30, 2001. As a result, the yield earned on the loan portfolio may decrease further until market interest rates begin to increase.

     Mortgage-Backed Securities. Interest on mortgage-backed securities was virtually unchanged at $2.3 million for the quarter ended September 30, 2001 and 2000. The average balance of mortgage-backed securities increased $4.5 million to $128.6 million and the average yield decreased 28 basis points to 7.04%. For the six months ended September 30, 2001, interest on mortgage-backed securities increased $1.6 million to $4.8 million as compared to $3.2 million for the same period in the prior year. The increase in interest on mortgage-backed securities was due to a $36.8 million increase in the average balance to $132.1 million and a 50 basis point increase in the yield earned to 7.20%. The increase in the average balance and yield earned was a result of the securities acquired in the Acquisition.

     Other Securities. Interest on other securities decreased $200,000 to $665,000 for the quarter ended September 30, 2001, as compared to $865,000 for the same quarter in 2000, due to a $952,000 decrease in the average balance of other securities to $42.7 million and a 169 basis point decrease in the average yield earned to 6.18%. For the six months ended September 30, 2001, interest on other securities amounted to $1.3 million as compared to $1.6 million for the six months ended September 30, 2000. This decrease was due to a $2.1 million decrease in the average balance of other securities to $40.8 million and a 99 basis point decrease in the average yield earned to 6.50%. The decreases in average balance and average yield earned in the current year reflect the calls of securities as interest rates decreased during 2001.

     Federal  Funds.  For the quarter  ended  September  30,  2001,  interest on
Federal funds decreased $92,000 to $137,000, reflecting a 348 basis point decrease in the average yield earned to 2.75%, partially offset by a $5.2 million increase in the average balance to $19.8 million. The decrease in the average yield earned reflects the declining interest rate environment during 2001.

     Interest Expense. Interest expense for the quarter ended September 30, 2001 totaled $5.0 million, as compared to $4.8 million for the quarter ended September 30, 2000. The average balance of interest-bearing liabilities increased $63.8 million to $492.1 million for the quarter ended September 30, 2001 from $428.3 million for the same quarter in the prior year and the average cost of these liabilities decreased 55 basis points to 4.04%. The increase in average interest-bearing liabilities is due primarily to the Acquisition. The decrease in the cost of interest-bearing liabilities is a result of declining market interest rates. For the six months ended September 30, 2001, interest expense on interest-bearing liabilities increased $2.6 million to $10.3 million as compared to $7.7 million for the six months ended September 30, 2000. For these same periods, the average balance of interest-bearing liabilities increased $131.7 million and the average cost of these liabilities decreased 9 basis points to 4.18%. The increase in average interest-bearing liabilities is due primarily to the Acquisition.

     Interest expense on time deposits totaled $4.0 million for the current quarter as compared to $3.6 million for the same quarter in 2000. The increase is due primarily to a $49.0 million increase in the average balance of time deposits to $293.6 million from $244.6 million in the same quarter last year and a 48 basis point decrease in the average cost to 5.34%. The decrease in the average cost is due to a decrease in market interest rates during 2001. For the six months ended September 30, 2001, interest expense on time deposits amounted to $8.2 million as compared to $5.9 million for the same period in the prior year. This $2.3 million increase is due to an $81.1 million increase in the average balance of time deposits to $293.7 million as compared to $212.6 million in the prior year. The average cost of time deposits increased 2 basis points during the same periods to 5.58%. The increases in the average balance of time deposits are primarily a result of the Acquisition.

     Interest on savings accounts amounted to $455,000 for the quarter ended September 30, 2001 as compared to $617,000 for the quarter ended September 30, 2000. The average balance of savings accounts increased $10.0 million to $109.4 million and the average cost decreased 81 basis points to 1.65%. For the six months ended September 30, 2001, interest on savings accounts increased $16,000 to $966,000 as compared to the same period in the prior year. The average balance of savings accounts increased $26.1 million to $109.0 million for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000. The average cost of savings accounts decreased 52 basis points to 1.77% for the same periods. The increases in the average balance of time deposits are primarily a result of the Acquisition. The decreases in the average cost are due to decreases in market interest rates during 2001.

     Interest expense on other deposits (NOW and money market accounts) amounted to $275,000 for quarter ended September 30, 2001 as compared to $245,000 for the same quarter in the prior year. The average balance of these accounts increased $13.6 million to $70.1 million and the average cost decreased 16 basis points to 1.56%. For the six months ended September 30, 2001, interest expense on other deposits amounted to $554,000 as compared to $458,000 for the same period in the prior year. For the same respective periods, the average balance of other deposits was $69.4 million and $52.0 million and the average cost was 1.59% and 1.76%.

     For the quarter ended September 30, 2001, interest paid on borrowings amounted to $257,000 as compared to $335,000 in the prior year. The average balance of borrowings for the quarter was $14.8 million and the average cost was 6.90%. For the quarter ended September 30, 2000, the average balance of borrowings was $15.9 million and the average cost was 8.38%. For the six months ended September 30, 2001, interest expense on borrowings was $526,000 as compared to $337,000 for the same period in the prior year. The average balance of borrowings increased $5.7 million to $14.8 million for the six months ended September 30, 2001 as compared to $9.1 million for the same period in 2000. The average cost was 7.11% and 7.39% for the same respective periods. The increase in borrowings consists of FHLB advances that were a component of Peekskill's capital management strategy and that were assumed in the Acquisition.

     Provision for Loan Losses. The provision for loan losses was $25,000 for the quarter ended September 30, 2001 as compared to $58,000 for the quarter ended September 30, 2000. Non-performing loans amounted to $1.1 million or 0.33% of total loans at September 30, 2001, as compared to $1.3 million or 0.43% of total loans at September 30, 2000. The allowance for loan losses amounted to $2.1 million and $2.0 million at September 30, 2001 and March 31, 2001, respectively. There were no charge-offs in the quarter or six months ended September 30, 2001 or the quarter ended September 30, 2000. Charge-offs amounted to $134,000 for the six months ended September 30, 2000.

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

     Non-Interest Income. Non-interest income totaled $169,000 and $66,000 for the quarters ended September 30, 2001 and 2000, respectively. For the six months ended September 30, 2001, non-interest income amounted to $365,000 as compared to $121,000 for the same period in 2000. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees. Service fees amounted to $169,000 for the quarter ended September 30, 2001 as compared to $88,000 for the same quarter in 2000. For the six months ended September 30, 2001, service fees totaled $308,000 as compared $143,000 for the same period in the prior year. The increase in service fees was due to increased levels of service charges on deposit accounts, late charges on loans and various other service fees as well as the Acquisition. Non-interest income for the quarter ended September 30, 2000 included a loss of $22,000 on the sale of real estate owned. The 2001 six-month period includes a gain on the sale of real estate owned of $57,000 as compared to a loss of $22,000 in 2000.

     Non-Interest Expense. Non-interest expense totaled $2.4 million for the quarter ended September 30, 2001 as compared to $2.6 million for the quarter ended September 30, 2000. This decrease is due primarily to a decrease of $95,000 in other non-interest expense and the absence of $255,000 in goodwill amortization partially offset by increases of $63,000 in compensation and benefits and $144,000 in data processing service fees. For the six months ended September 30, 2001, non-interest expense increased $317,000 to $4.8 million as compared to $4.4 million for the same period in the prior year. This increase is due to a $388,00 increase in compensation and benefits and a $240,000 increase in data processing fees, partially offset by a $51,000 decrease in other non-interest expense and the absence of $255,000 in goodwill amortization.

     The increase in non-interest expense for the current six-month period is due primarily to the Acquisition, offset by the absence of goodwill amortization. Non-interest expense for the quarter and six months ended September 30, 2001 also include a $45,000 and $170,000 pre-tax refund of real estate taxes related to branch locations.

     Income Taxes. Income tax expense amounted to $854,000 and $590,000 for the quarters ended September 30, 2001 and 2000, respectively. The effective tax rates for those same periods were 38.4% and 46.8%, respectively. For the six months ended September 30, 2001 and 2000, income tax expense amounted to $1.5 million and $946,000, respectively. The effective tax rates for those same periods were 37.7% and 42.8%, respectively. The higher effective tax rates in the prior fiscal year are a result of the non-deductibility of goodwill amortization.

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

     The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds and adjustable rate mortgage-backed securities. These activities are funded primarily by principal repayments on loans, mortgage-backed securities and other investment securities as well as by deposit growth. For the quarter and six months ended September 30, 2001, the Company originated loans totaling $39.9 million and $83.8 million, respectively, and purchased $4.8 million and $24.4 million of securities, respectively. In addition, cash outlays of $483,000 were used to purchase the Company's common stock during the six months ended September 30, 2001 (no stock repurchases occurred during the quarter ended
September 30, 2001). These disbursements were funded by $23.0 million in principal payments, maturities and calls of securities and $20.8 million in loan principal repayments during the quarter ended September 30, 2001 and by $48.4 million in principal payments, maturities and calls of securities and $37.6 million in loan principal repayments for the six-month period. For the year ended March 31, 2001, the Company originated $88.7 million of loans and purchased $28.9 million of securities.

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

     At September 30, 2001, the Company had outstanding loan commitments of $56.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 2001, totaled $268.8 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At September 30, 2001, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

     The following table sets forth the capital position of the Bank as of September 30, 2001 and March 31, 2001. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp.


                                                                                OTS Requirements
                                                                 -----------------------------------------------
                                                                    Minimum Capital          Classification as
                                             Bank Actual                Adequacy              Well Capitalized
                                         ------------------        ------------------        -------------------
                                         Amount       Ratio        Amount       Ratio        Amount     Ratio
                                         ------       -----        ------       -----        ------     -----
                                                                 (Dollars in thousands)
September 30, 2001
Tangible capital....................  $   36,023       6.6%     $   8,237        1.5%
Tier I (core) capital...............      36,023       6.6         21,968        4.0     $   27,458     5.0%
Risk-based capital:
   Tier I...........................      36,023      13.8                                   15,709     6.0
   Total............................      38,120      14.6         20,946        8.0         26,182    10.0

March 31, 2001
Tangible capital....................  $   34,247       6.4%     $   8,029        1.5%
Tier I (core) capital...............      34,247       6.4         21,410        4.0     $   26,763     5.0%
Risk-based capital:
   Tier I...........................      34,247      14.8                                   13,847     6.0
   Total............................      36,294      15.7         18,463        8.0         23,079    10.0



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At September 30, 2001, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended September 30, 2001, there were no significant changes in the Company's assessment of market risk.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on August 9, 2001. The purpose of the meeting was the election of three directors of the Company and the ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending March 31, 2002. The results of the votes were as follows:

Proposal 1 - Election of Directors

                                       For                     Withheld
                                  -----------------       ---------------------
   Joseph Dinolfo                    4,481,999                14,040
   Eldorus Maynard                   4,482,183                13,856
   Samuel T. Telerico                4,441,006                55,033


Proposal 2 - Ratification of Appointment of KPMG LLP

            For                         Against                   Abstain
     ------------------          ----------------------      -----------------
         4,470,276                       24,377                     1,386


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






                                      Sound Federal Bancorp
                                      ------------------------------------
                                      (Registrant)





                               By:     /s/ Anthony J. Fabiano
                                       ------------------------------------
                                       Anthony J. Fabiano
                                       Duly Authorized and Chief Financial and
                                       Accounting Officer
November 13, 2001