Form 10-Q
period 2001-12-31
SOUND FEDERAL BANCORP
filed 2002-02-13
CIK 1064236

ii



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (Mark One)

         [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended December 31, 2001

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

                                                            Shares
                Class                                   Outstanding at
            --------------                            February 8, 2002
             Common Stock,                            -----------------
           par value, $0.10                               4,767,292

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at December 31, 2001 and March 31, 2001...1

         Consolidated Statements of Income for the Nine Months
         Ended December 31, 2001 and 2000......................................2

         Consolidated Statement of Changes in Stockholders' Equity for the
           Nine months ended December 31, 2001.................................3

         Consolidated Statements of Cash Flows for the Nine months
         Ended December 31, 2001 and 2000......................................4

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

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

Part 1. - Financial Information
Item 1.  Financial Statements

Sound Federal Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)                                                                         December 31,          March 31,
                                                                                                   2001                2001
                                                                                           --------------------    ------------
Assets
 Cash and due from banks..............................................................     $           6,669       $          5,849
 Federal funds sold..........................................................                         46,358                 35,000
 Certificates of deposit..............................................................                    --                  2,491
 Securities:
    Available for sale, at fair value (including $14,064 and $15,722 pledged
     as                                                     collateral under repurchase
     agreements at December 31, 2001 and March 31, 2001, respectively)................               153,136                157,526
     Held to maturity, at amortized cost (fair value of $28,317 at March 31, 2001)                        --                 28,215
                                                                                                ------------           ------------
          Total securities............................................................               153,136                185,741
                                                                                                ------------           ------------
 Loans, net:
     Mortgage loans...................................................................               356,703                293,954
     Consumer loans...................................................................                 2,268                  1,900
     Allowance for loan losses (Note 5)...............................................                (2,171)                (2,047)
                                                                                                -------------          -------------
          Total loans, net............................................................               356,800                293,807
                                                                                                ------------           -------------

 Accrued interest receivable..........................................................                 3,455                  3,448
 Federal Home Loan Bank stock.........................................................                 3,695                  3,745
 Premises and equipment, net..........................................................                 5,502                  5,850
 Goodwill, net (Note 2)...............................................................                13,970                 13,970
 Other assets.........................................................................                1,557                  3,033
                                                                                                -----------             -----------
           Total assets...............................................................     $         591,142       $        552,934
                                                                                                ============            ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits........................................................................     $         508,807       $        473,546
      Borrowings (Note 6).............................................................                14,876                 14,698
      Mortgagors' escrow funds.......................................................                  5,028                  4,486
      Accrued expenses and other liabilities..........................................                2,368                   3,275
                                                                                                ------------            -----------
         Total liabilities............................................................              531,079                 496,005
                                                                                                ------------            -----------
  Stockholders' equity:
     Preferred stock ($0.10 par value; 10,000,000 shares
     authorized;                                                                                           -                      -
     none issued and outstanding)...........................................
     Common stock ($0.10 par value; 20,000,000 shares authorized;
       5,212,218 shares issued).......................................................                   521                    521
     Additional paid-in capital.......................................................               22,429                  22,399
     Treasury stock, at cost (444,926 shares at December 31, 2001 and
        399,926 shares at March 31, 2001).............................................                (4,350)                (3,867)
     Common stock held by the Employee Stock Ownership Plan ("ESOP").................                 (1,152)                (1,297)
     Common stock awards under the Recognition and Retention Plan ("RRP").............                  (280)                  (392)
     Retained earnings................................................................               40,948                  37,313
     Accumulated other comprehensive income, net of taxes (Note 7)....................                 1,947                  2,252
                                                                                                -------------           ------------
          Total stockholders' equity..................................................               60,063                  56,929
                                                                                                ------------            -----------
          Total liabilities and stockholders' equity..................................     $        591,142        $        552,934
                                                                                                ============            ============

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                                     For the Quarter Ended        For the Nine Months Ended
                                                                          December 31,                 December 31,
                                                                 ---------------------------     -----------------------
                                                                     2001           2000              2001            2000
                                                                     ----        -------              ----       -    ----
   Interest and Dividend Income
    Loans....................................................... $      6,544    $      5,533    $     18,627    $     14,089
    Securities..................................................        2,651           3,343           8,747           8,158
    Federal funds sold and certificates of deposit..............          234             657             714           1,426

    Other earning assets........................................           16             102             186             302
                                                                    ---------       ---------       ---------       ---------
    Total interest and dividend income..........................        9,445           9,635          28,274          23,975
                                                                    ---------       ---------       ---------       ---------


   Interest Expense
    Deposits....................................................        4,393           5,360          14,130          12,693
     Borrowings (Note 6)........................................          241             320             767             657
     Other interest-bearing liabilities.........................           16              21              53              56
                                                                    ---------       ---------       ---------       ---------
    Total interest expense......................................        4,650           5,701          14,950          13,406
                                                                    ----------      ----------      ---------       ---------

    Net interest income.........................................        4,795           3,934          13,324          10,569
    Provision for loan losses (Note 5)..........................           75              50             125             158
                                                                    ---------       ---------       ---------       ---------
    Net interest income after provision for loan losses.........        4,720           3,884          13,199          10,411
                                                                    ---------       ---------       ---------       ---------

   Non-Interest Income
     Service charges and fees...................................          167              96             475             239
     Gain on sale of real estate owned..........................           27              50              84              28
                                                                    ---------       ---------       ---------       ---------
     Total non-interest income..................................          194             146             559             267
                                                                    ---------       ---------       ---------       ---------

   Non-Interest Expense
     Compensation and benefits..................................        1,205           1,218           3,681           3,306
     Occupancy and equipment....................................          441             492           1,134           1,199
     Data processing service fees...............................          273             260             680             427
     Advertising and promotion..................................          109             222             418             522
     Goodwill amortization (Note 2).............................           --             255              --             510
     Other......................................................          507             421           1,377           1,342
                                                                    ---------       ---------       ---------       ---------
     Total non-interest expense.................................        2,535           2,868           7,290           7,306
                                                                    ---------       ---------       ---------       ---------

    Income before income tax expense............................        2,379           1,162           6,468           3,372
    Income tax expense..........................................          914             491           2,456           1,437
                                                                    ---------       ---------       ---------       ---------
    Net income.................................................. $      1,465    $        671    $      4,012    $      1,935
                                                                    =========       =========       =========       =========

    Basic earnings per common share (Note 4).................... $       0.32    $       0.14    $       0.87    $       0.40
                                                                    =========       =========       =========       =========
   Diluted earnings per common share (Note 4)................... $       0.31    $       0.14    $       0.86     $      0.40
                                                                    =========       =========       =========       =========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended December 31, 2001 (Unaudited) (Dollars in thousands, except per share data)



                                                                            Common     Common             Accumulated
                                                     Additional             Stock     Stock                 Other         Total
                                              Common  Paid-In   Treasury   Held By    Awards   Retained  Comprehensive Stockholders'
                                              Stock   Capital    Stock      ESOP     Under RRP Earnings     Income        Equity
                                               -----   -------   ------    -----     --------   --------   -------       ------
Balance at March 31, 2001.................. $  521    $ 22,399  $(3,867)  $(1,297)  $  (392)   $37,313    $  2,252       $56,929
Net income.................................     --         --       --        --         -       4,012         --          4,012
Other comprehensive loss (Note 7)..........     --         --       --        --       --          --        (305)          (305)
                                                                                                                         -------
  Total comprehensive income (Note 7)......                                                                                3,707
Repurchase of common stock (45,000 shares).     --         --      (483)      --         --        --          --           (483)
Dividends paid ($0.07 per share)...........     --         --        --       --         --       (377)        --           (377)
Vesting of RRP shares......................     --         --       --        --        112       --           --            112
ESOP shares committed to be released for
   allocation..............................     --          30       --       145       --        --           --            175
                                            -------   --------   -------    ------    --------   ------     -------       ------

Balance at December 31, 2001............... $  521    $ 22,429  $(4,350)  $(1,152)  $  (280)   $40,948    $ 1,947        $60,063
                                            ======    ========  ========   =======    ======== ========   ========     =========



See accompanying notes to unaudited consolidated financial statements.


Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                         For the Nine Months Ended
(In thousands)                                                                             December 31,
                                                                                   ------------------------------
                                                                                      2001                2000
                                                                                   -----------        ------------
OPERATING ACTIVITIES
  Net income............................................................     $         4,012       $         1,935
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses.........................................                 125                   158
      Depreciation, amortization and accretion..........................                (613)                  255
      ESOP and RRP expense..............................................                 287                   276
      Income taxes......................................................               2,331                   200
      Goodwill amortization.............................................                  --                   510
      Gain on sale of real estate owned.................................                 (84)                  (28)
      Other adjustments, net............................................                 213                  (649)
                                                                                  ----------          -------------
            Net cash provided by operating activities...................               6,271                 2,713
                                                                                  ----------          ------------

INVESTING ACTIVITIES
   Purchases of securities available for sale...........................             (37,879)               (2,784)
  Proceeds from the sale of securities available for sale...............                  --                21,888
  Proceeds from principal payments, maturities and calls of securities..              69,703                21,842
  Disbursements for loan originations...................................            (122,266)              (63,590)
  Principal collection on loans.........................................              58,626                25,821
  Net decrease in certificates of deposit...............................               2,491                 5,893
  Cash paid in purchase acquisition, net of cash acquired...............                  --               (33,937)
  Proceeds from sales of real estate owned..............................                 400                   286
  Purchases of premises and equipment...................................                (111)                 (639)
                                                                                  -----------         -------------
                  Net cash used in investing activities.................             (29,036)              (25,220)
                                                                                  -----------         -------------

FINANCING ACTIVITIES
  Net increase in deposits..............................................                35,261              41,326
  Repayment of borrowings...............................................                    --               5,000
  Net increase in mortgagors' escrow funds..............................                   542                   3
  Purchases of treasury stock...........................................                  (483)             (1,124)
  Dividends paid on common stock........................................                  (377)               (436)
                                                                                  -------------        ------------
            Net cash provided by financing activities...................                34,943              34,769
                                                                                  -------------        -----------

  Increase in cash and cash equivalents.................................                12,178              12,262
  Cash and cash equivalents at beginning of period......................                40,849              32,567
                                                                                  ------------         -----------
  Cash and cash equivalents at end of period............................     $          53,027      $       44,829
                                                                                  ============         ===========

SUPPLEMENTAL INFORMATION
  Interest paid.........................................................     $          14,918      $       13,596
  Income taxes (received) paid..........................................                   (63)              1,043
   Loans transferred to real estate owned...............................                   253                 291
                                                                                  ============         ===========
   Acquisition accounted for by the purchase method:
      Fair value of assets acquired, including goodwill of $15,231...        $          --      $          212,850
      Fair value of liabilities assumed.......................................          --                (174,081)
                                                                                   -----------         ------------
      Cash paid in acquisition................................................          --      $           38,769
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

     The Company adopted SFAS Nos. 141 and 142 as of April 1, 2001. As a result, the Company ceased amortizing goodwill in connection with the Acquisition. Goodwill resulting from the Acquisition totaled $15.2 million, and the remaining balance at December 31, 2001 was $14.0 million. Ceasing amortization of goodwill resulted in increases in net income and net income per share (both annualized) of $1.0 million and $0.21 per share, respectively. As of April 1 (the date of adoption of SFAS No. 142) and as of December 31, 2001, the Company has not recognized any impairment of unamortized goodwill.

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

4.       Earnings Per Share

     Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended December 31, 2001 were 4,622,016 and 4,677,645, respectively. For the nine months ended December 31, 2001, weighted average shares for calculating basic and diluted earnings per share were 4,631,398 and 4,679,120, respectively. For the quarter and nine months ended December 31, 2000, weighted average common shares used in calculating both basic and diluted earnings per share were 4,766,212 and 4,788,280, respectively. The application of the treasury stock method did not result in incremental common equivalent shares or otherwise have a dilutive effect on earnings per share for these periods.

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

     Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time of review. Those judgments are subject to further review by various sources, including the Company's regulators. Adjustments to the allowance may be necessary in the future based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans and other factors, certain of which are outside of management's control.

     Activity in the allowance for loan losses for the periods indicated is summarized as follows (in thousands):

                                             Three Months Ended              Nine Months Ended              Year Ended
                                                 December 31,                    December 31,               March 31,
                                       -----------------------------  ---------------------------          ---------
                                            2001            2000            2001           2000               2001
                                       -------------   -------------   -------------  ------------          ---------
                                                               (in thousands)
Balance at beginning of period....     $     2,097     $     1,946     $     2,047    $     1,188      $         1,188
Provision for loan losses.........              75              50             125            158                  208
Allowance transferred in Acquisition            --              --              --            784                  784
Mortgage loans charged off........             (13)             --             (13)          (134)                (162)
Recoveries........................              12              29              12             29                   29
                                         ---------       ----------      ---------      ----------          ----------
Balance at end of period..........     $     2,171     $     2,025     $     2,171    $     2,025                2,047
                                         =========       =========       =========      =========      ===============



6.       Borrowings

     The Company is a party to securities repurchase agreements with the FHLB. These repurchase agreements were assumed in the Acquisition. Securities repurchase agreements consist of the following at December 31, 2001 (dollars in thousands):

                                                                                   Amortized         Accrued
        Maturity Date                 Call Features                  Rate            Cost            Interest
        -------------                 -------------                  ----            ----            --------
                                                                                      (dollars in thousands)
      January 2008        Quarterly beginning January 2003            7.20%    $       9,790      $       104
      December 2008       Quarterly beginning November 2001           4.72%            5,000               20
                                                                                ------------        ---------
                                                                      6.36%    $      14,790      $       124
                                                                                 ===========        =========

     The securities transferred to the FHLB subject to these repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $6.1 million and mortgage-backed securities available for sale with a carrying value of $8.0 million. Accrued interest related to the respective securities was $27,000 and $41,000 at December 31, 2001.

     An outstanding FHLB advance of $84,000 and $86,000 is included in borrowings in the consolidated balance sheets at December 31, 2001 and March 31, 2001, respectively. This advance bears interest at a fixed rate of 8.29% and matures in 2002.

7.       Comprehensive Loss

     The Company's other comprehensive income represents net unrealized holding gains and losses arising during the period on securities available for sale, net of related income taxes, as follows:

                                                                                                     Other
                                                    Pre-Tax                   Tax                Comprehensive
                                              _ Income (Loss)___         ___Effect___             Income (Loss)____
Three Months Ended:                                                     (in thousands)
   December 31, 2001                        $      (1,153)           $         438          $           (715)
   December 31, 2000                                1,998                     (772)                    1,226


Nine Months Ended:
   December 31, 2001                                 (642)                     337                      (305)
   December 31, 2000                                4,343                   (1,718)                    2,625


     Total comprehensive income (net income and other comprehensive income or loss) amounted to $750,000 and $1.9 million for the quarters ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001 and 2000, total comprehensive income amounted to $3.7 million and $4.6 million, respectively.

     The Company's accumulated other comprehensive income, which is included in stockholders' equity, represents the unrealized gain on securities available for sale of $3.2 million less related income taxes of $1.3 million at December 31, 2001, and an unrealized gain of $3.8 million less related income taxes of $1.6 million at March 31, 2001.

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

Financial Condition

     The Company's total assets amounted to $591.1 million at December 31, 2001 as compared to $552.9 million at March 31, 2001. Net loans increased $63.0 million or 21.4% to $356.8 million at December 31, 2001 as compared to March 31, 2001. This increase was funded principally through a $32.6 million decrease in our securities portfolio and a $35.3 million increase in total deposits to $508.8 million. Total stockholders' equity increased $3.2 million to $60.1 million at December 31, 2001 as compared to $56.9 million at March 31, 2001. We were able to fund our loan growth without any additional borrowings. Borrowings increased to $14.9 million at December 31, 2001 as compared to $14.7 million at March 31, 2001. This slight increase was due to the amortization of a purchase accounting adjustment related to the borrowings that were assumed as part of the Acquisition.

Results of Operations

     General. Net income amounted to $1.5 million or diluted earnings per share of $0.31 for the quarter ended December 31, 2001, as compared to $671,000, or $0.14 per share for the quarter ended December 31, 2000, an increase of 118%. For the nine months ended December 31, 2001, net income amounted to $4.0 million or diluted earnings per share of $0.86 as compared to $1.9 million, or $0.40 per share for the same period in the prior year. The increase in net income for the quarter ended December 31, 2001 as compared to the same quarter in the prior year is attributable to an $861,000 increase in net interest income, a $48,000 increase in non-interest income and a $333,000 decrease in non-interest expense, partially offset by a $423,000 increase in income tax expense. The increase in net income for the nine months ended December 31, 2001 is due to a $2.8 million increase in net interest income, a $292,000 increase in non-interest income, partially offset by a $16,000 decrease in non-interest expense and a $1.0 million increase in income tax expense.

     The Company completed the acquisition of Peekskill Financial Corporation (the "Acquisition") in July 2000. Accordingly, the results for the nine months ended December 31, 2000 includes the related operating results for period after the acquisition date.

     The results for the nine months ended December 31, 2001 includes $170,000 of pre-tax refunds of real estate taxes related to branch locations.

     Net Interest Income. Net interest income for the quarter ended December 31, 2001 amounted to $4.8 million, an $861,000 increase from the same period in the prior year. The interest rate spread was 3.25% and 2.90% for the quarters ended December 31, 2001 and 2000, respectively. The net interest margin for those periods was 3.51% and 3.17%, respectively. For the nine months ended December 31, 2001, net interest income amounted to $13.3 million as compared to $10.6 million for the same period in the prior year. The interest rate spread was 3.12% and 2.97% and the net interest margin was 3.34% and 3.29% for the respective periods. The increases in interest rate spread and net interest margin are a result of relative changes in the yield and cost of assets and liabilities in our portfolio as a result of decreasing market interest rates in calendar 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster than the rates on interest-earning assets such as loans or securities. However, if market interest rates decrease further, interest rate spread and net interest margin may decrease since competitive factors could prohibit further lowering of interest rates on deposit accounts. In addition, as interest rates increase, the cost of the interest-bearing liabilities will increase faster than the rates on interest-earning assets thereby causing a decrease in interest rate spread and net interest margin.

     Interest Income. Interest income totaled $9.4 million during the quarter ended December 31, 2001 as compared to $9.6 million for the same period in the prior year. This decrease is due to a 77 basis point decrease in the average yield on interest-earning assets to 6.91% partially offset by a $44.9 million increase in average interest-earning assets to $542.6 million during the quarter ended December 31, 2001 as compared to $497.7 million for the same quarter in the prior year. For the nine months ended December 31, 2001 interest income totaled $28.3 million as compared to $24.0 million for the same period in the prior year. This increase is due to a $103.0 million increase in average interest-earning assets to $529.5 million as compared to $426.5 million for the same period in the prior year, partially offset by a 37 basis point decrease in the average yield on interest-earning assets to 7.09%. The increase in the average balance of interest-earning assets was due primarily to the Acquisition. The decrease in the average yield on interest-earning assets reflects declining market interest rates during the 2001 periods.

     Loans. Interest income on loans increased $1.0 million or 18.3% to $6.5 million for the current quarter as compared to $5.5 million for the same quarter in 2000. This increase is due to a $69.5 million increase in the average balance of loans to $345.3 million, partially offset by a 44 basis point decrease in the yield earned to 7.52%. For the nine months ended December 31, 2001, interest income on loans amounted to $18.6 million as compared to $14.1 million for the same nine-month period in 2000. This increase is due to an $87.1 million increase in the average balance of loans partially offset by a 22 basis point decrease in the average yield earned to 7.52%.

     The growth of the loan portfolio is principally a result of the lowest mortgage interest rates in forty years. The low market interest rate environment created a robust housing market and also compelled many consumers to refinance existing mortgage loans. The Company originated $38.4 million and $122.2 million of loans during the quarter and nine months ended December 31, 2001 (of which $25.3 million and $94.7 million for those respective periods were fixed rate loans). As a result, the yield earned on the loan portfolio may decrease further until market interest rates begin to increase.

     Mortgage-Backed Securities. Interest on mortgage-backed securities amounted to $2.1 million for the quarter ended December 31, 2001 as compared to $2.5 million for the same period in the prior year. The average balance of mortgage-backed securities decreased $23.7 million to $114.6 million and the average yield increased 10 basis points to 7.33%. For the nine months ended December 31, 2001, interest on mortgage-backed securities increased $1.2 million to $6.9 million as compared to $5.7 million for the same period in the prior year. The increase in interest on mortgage-backed securities was due to a $17.8 million increase in the average balance to $125.6 million and a 22 basis point increase in the average yield earned to 7.27%. The increase in the average balance and yield earned was a result of the securities acquired in the Acquisition.

     Other Securities. Interest on other securities decreased $289,000 to $533,000 for the quarter ended December 31, 2001, as compared to $822,000 for the same quarter in 2000, due to a $3.7 million decrease in the average balance of other securities to $41.4 million and a 212 basis point decrease in the average yield earned to 5.11%. For the nine months ended December 31, 2001, interest on other securities amounted to $1.9 million as compared to $2.4 million for the nine months ended December 31, 2000. This decrease was due to a $1.9 million decrease in the average balance of other securities to $41.0 million and a 150 basis point decrease in the average yield earned to 6.03%. The decreases in average balance and average yield earned in the current year reflect the calls of securities as interest rates decreased during 2001.

     Federal Funds. For the quarter ended December 31, 2001, interest on Federal funds decreased $290,000 to $194,000, reflecting a 455 basis point decrease in the average yield earned to 2.08%, partially offset by an $8.1 million increase in the average balance to $37.1 million. For the nine months ended December 31, 2001, interest on Federal funds amounted to $671,000 as compared to $1.0 million for the same period in the prior year. This decrease is due to a 299 basis point decrease in the average yield earned to 3.05%, partially offset by a $6.5 million increase in the average balance to $29.2 million. The decrease in the average yield earned reflects the declining interest rate environment during 2001.

     Interest Expense. Interest expense for the quarter ended December 31, 2001 totaled $4.7 million, as compared to $5.7 million for the quarter ended December 31, 2000. The average balance of interest-bearing liabilities increased $31.7 million to $509.7 million for the quarter ended December 31, 2001 from $478.0 million for the same quarter in the prior year and the average cost of these liabilities decreased 112 basis points to 3.66%. The decrease in the cost of interest-bearing liabilities is a result of declining market interest rates. For the nine months ended December 31, 2001, interest expense on interest-bearing liabilities increased $1.6 million to $15.0 million as compared to $13.4 million for the nine months ended December 31, 2000. For these same periods, the average balance of interest-bearing liabilities increased $102.7 million and the average cost of these liabilities decreased 52 basis points to 3.97%. The increase in average interest-bearing liabilities in the nine-month period is due primarily to the Acquisition.

     Interest expense on time deposits totaled $3.8 million for the current quarter as compared to $4.4 million for the same quarter in 2000. The increase is due primarily to a $25.7 million increase in the average balance of time deposits to $309.1 million from $283.4 million in the same quarter last year and a 124 basis point decrease in the average cost to 4.86%. The decrease in the average cost is due to a decrease in market interest rates during 2001. For the nine months ended December 31, 2001, interest expense on time deposits amounted to $12.0 million as compared to $10.0 million for the same period in the prior year. This $2.0 million increase is due to a $65.5 million increase in the average balance of time deposits to $300.6 million as compared to $235.2 million in the prior year. The average cost of time deposits decreased 37 basis points during the same periods to 5.30%. The increase in the average balance of time deposits in the nine-month period is primarily a result of the Acquisition.

     Interest on savings accounts amounted to $352,000 for the quarter ended December 31, 2001 as compared to $665,000 for the quarter ended December 31, 2000. The average balance of savings accounts decreased $1.2 million to $106.9 million and the average cost decreased 113 basis points to 1.31%. For the nine months ended December 31, 2001, interest on savings accounts decreased $535,000 to $1.3 million as compared to the same period in the prior year. The average balance of savings accounts increased $17.6 million to $107.6 million for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000. The average cost of savings accounts decreased 110 basis points to 1.63% for the same periods. The increases in the average balance of time deposits are primarily a result of the Acquisition. The decreases in the average cost are due to decreases in market interest rates during 2001.

     Interest expense on other deposits (NOW and money market accounts) amounted to $256,000 for the quarter ended December 31, 2001 as compared to $336,000 for the same quarter in the prior year. The average balance of these accounts increased $9.5 million to $74.6 million and the average cost decreased 75 basis points to 1.36%. For the nine months ended December 31, 2001, interest expense on other deposits amounted to $805,000 as compared to $792,000 for the same period in the prior year. For the same respective periods, the average balance of other deposits was $71.9 million and $56.7 million and the average cost was 1.51% and 1.90%.

     For the quarter ended December 31, 2001, interest paid on borrowings amounted to $241,000 as compared to $320,000 in the prior year. The average balance of borrowings for the quarter was $14.8 million and the average cost was 6.47%. For the quarter ended December 31, 2000, the average balance of borrowings was $17.1 million and the average cost was 7.43%. For the nine months ended December 31, 2001, interest expense on borrowings was $767,000 as compared to $657,000 for the same period in the prior year. The average balance of borrowings increased $3.6 million to $14.8 million for the nine months ended December 31, 2001 as compared to $11.2 million for the same period in 2000. The average cost was 6.88% and 7.75% for the same respective periods. The increase in borrowings consists of FHLB advances that were a component of Peekskill's capital management strategy and that were assumed in the Acquisition.

     Provision for Loan Losses. The provision for loan losses was $75,000 for the quarter ended December 31, 2001 as compared to $50,000 for the quarter ended December 31, 2000. Non-performing loans amounted to $771,000 or 0.21% of total loans at December 31, 2001, as compared to $1.6 million or 0.54% of total loans at December 31, 2000. The allowance for loan losses amounted to $2.2 million and $2.0 million at December 31, 2001 and March 31, 2001, respectively. Charge-offs, net of recoveries amounted to $1,000 for the quarter and nine months ended December 31, 2001. There were no charge-offs for the quarter ended December 31, 2000. Charge-offs, net of recoveries amounted to $105,000 for the nine months ended December 31, 2000.

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

     Non-Interest Income. Non-interest income totaled $194,000 and $146,000 for the quarters ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001, non-interest income amounted to $559,000 as compared to $267,000 for the same period in 2000. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees. Service fees amounted to $167,000 for the quarter ended December 31, 2001 as compared to $96,000 for the same quarter in 2000. For the nine months ended December 31, 2001, service fees totaled $475,000 as compared $239,000 for the same period in the prior year. The increase in service fees was due to increased levels of service charges on deposit accounts, late charges on loans and various other service fees as well as the Acquisition. Non-interest income for the quarter ended December 31, 2001 included a gain of $27,000 on the sale of real estate owned as compared to $50,000 for the same period in 2000. The 2001 nine-month period includes a gain on the sale of real estate owned of $84,000 as compared to $28,000 in 2000.

     Non-Interest Expense. Non-interest expense totaled $2.5 million for the quarter ended December 31, 2001 as compared to $2.9 million for the quarter ended December 31, 2000. This decrease is due primarily to a decrease of $113,000 in advertising and promotion expense, a $51,000 decrease in occupancy and equipment and the absence of $255,000 in goodwill amortization partially offset by increases of $13,000 in data processing service fees and an $86,000 increase in other non-interest expense. For the nine months ended December 31, 2001, non-interest expense was virtually unchanged at $7.3 million as compared to the same period in the prior year. For the same respective periods, compensation and benefits increased $375,000, data processing fees increased $253,000 and other non-interest expenses increased $35,000. These increase were substantially offset by a $65,000 decrease in occupancy and equipment, a $104,000 decrease in advertising and promotion and the absence of $510,000 in goodwill amortization.

     Non-interest expense for the nine months ended December 31, 2001 includes a $170,000 pre-tax refund of real estate taxes related to branch locations.

     Income Taxes. Income tax expense amounted to $914,000 and $491,000 for the quarters ended December 31, 2001 and 2000, respectively. The effective tax rates for those same periods were 38.4% and 42.3%, respectively. For the nine months ended December 31, 2001 and 2000, income tax expense amounted to $2.5 million and $1.4 million, respectively. The effective tax rates for those same periods were 38.0% and 42.6%, respectively. The higher effective tax rates in the prior fiscal year are a result of the non-deductibility of goodwill amortization.

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

     The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds and adjustable rate mortgage-backed securities. These activities are funded primarily by principal repayments on loans, mortgage-backed securities and other investment securities as well as by deposit growth. For the quarter and nine months ended December 31, 2001, the Company originated loans totaling $38.4 million and $122.3 million, respectively, and purchased $13.5 million and $37.9 million of securities, respectively. In addition, cash outlays of $483,000 were used to purchase the Company's common stock during the nine months ended December 31, 2001 (no stock repurchases occurred during the quarter ended
December 31, 2001). These disbursements were funded by $21.3 million in principal payments, maturities and calls of securities and $21.0 million in loan principal repayments during the quarter ended December 31, 2001 and by $69.7 million in principal payments, maturities and calls of securities and $58.6 million in loan principal repayments for the nine-month period. For the year ended March 31, 2001, the Company originated $88.7 million of loans and purchased $28.9 million of securities.

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

     At December 31, 2001, the Company had outstanding loan commitments of $70.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from December 31, 2001, totaled $273.5 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At December 31, 2001, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

         The following table sets forth the capital position of the Bank as of December 31, 2001 and March 31, 2001. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp.

                                                                                OTS Requirements
                                                                 ----------------------------------------------
                                                                    Minimum Capital         Classification as
                                             Bank Actual               Adequacy              Well Capitalized
                                        -------------------      ---------------------     --------------------
                                         Amount       Ratio        Amount       Ratio        Amount     Ratio
                                         ------       -----        ------       -----        ------     -----
                                                                 (Dollars in thousands)
December 31, 2001
Tangible capital....................  $   38,231        6.7%     $   8,616        1.5%
Tier I (core) capital...............      38,231        6.7         22,976        4.0     $   28,720     5.0%
Risk-based capital:
   Tier I...........................      38,231        13.9                                  16,532     6.0
   Total............................      40,403       14.7         22,043        8.0         27,554     10.0

March 31, 2001
Tangible capital....................  $   34,247        6.4%     $   8,029        1.5%
Tier I (core) capital...............      34,247        6.4         21,410        4.0     $   26,763     5.0%
Risk-based capital:
   Tier I...........................      34,247       14.8                                   13,847     6.0
   Total............................      36,294       15.7         18,463        8.0         23,079     10.0


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At December 31, 2001, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended December 31, 2001, there were no significant changes in the Company's assessment of market risk.

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






                                     Sound Federal Bancorp
                                     -------------------------------------------
                                     (Registrant)





                              By:      /s/ Anthony J. Fabiano
                                     -------------------------------------------
                                      Anthony J. Fabiano
                                      Duly Authorized and Chief Financial and
                                      Accounting Officer
February 13, 2002