Form 10-K
period 2002-03-31
SOUND FEDERAL BANCORP
filed 2002-06-28
CIK 1064236

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ___________________ to ______________________


                        Commission File Number: 000-24811

                              SOUND FEDERAL BANCORP
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 United States                               13-4029393
-----------------------------------------------       -------------------------
 (State or Other Jurisdiction of Incorporation            (I.R.S. Employer
                or Organization)                         Identification No.)


 300 Mamaroneck Avenue, Mamaroneck, New York                    10543
 -------------------------------------------                --------------
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (914) 698-6400
              ----------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES      X        NO __________
     -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 17, 2002, there were issued and outstanding 4,775,292 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 17, 2002 ($23.46) was $34,090,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2002 (Parts II and IV).
2.  Proxy Statement for the 2002 Annual Meeting of Stockholders (Parts I and
    III).

                                     PART I

ITEM 1.  BUSINESS

General

         Sound Federal Bancorp. Sound Federal Bancorp (the "Company") is a federal corporation which was organized in October 1998. The principal asset of the Company is its investment in Sound Federal Savings and Loan Association (the "Bank"). The Company is majority owned by Sound Federal, MHC, a federally-chartered mutual holding company (the "Mutual Holding Company"). On October 8, 1998, the Company sold 2,299,508 shares of its common stock to the public, issued 2,810,510 shares of common stock to the Mutual Holding Company, and contributed 102,200 shares of common stock to the Sound Federal Savings and Loan Association Charitable Foundation. At March 31, 2002, there were 4,775,292 outstanding shares. At March 31, 2002, the Company had total consolidated assets of $624.0 million, total deposits of $519.9 million, and stockholders' equity of $61.0 million.

         Sound Federal Savings and Loan Association. The Bank is a federally chartered savings association headquartered in Mamaroneck, New York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was organized as a New York chartered savings bank in 1891 and became a federally chartered savings association in 1934. In July 2000, the Company and the Bank completed the acquisition of Peekskill Financial Corporation and its wholly owned subsidiary, First Federal Savings Bank ("Peekskill") (the "Acquisition"). At March 31, 2002, the Bank operated from nine locations in New York and Connecticut.

         In February 2001, the Bank formed Mamaroneck Advisors, Inc. ("Mamaroneck Advisors"), as a wholly-owned subsidiary. Mamaroneck Advisors was formed to offer investment and insurance products and services to the general public in the Bank's market areas. Products offered by Mamaroneck Advisors primarily include fixed and variable rate annuities and mutual funds. Management believes that offering these products provides a wider range of services to the Bank's customers and may help to attract new customers who wish to use a community bank for all of their financial needs.

         The Company's and the Bank's principal executive office are located at 300 Mamaroneck Avenue, Mamaroneck, New York 10543, and their telephone number at that address is (914) 698-6400.

Recent Developments

         On June 13, 2002, the Board of Directors of the Mutual Holding Company adopted a Plan of Conversion and Reorganization (the "Plan") pursuant to which the Mutual Holding Company will convert to stock form. Under the Plan, the ownership interest in the Company that is held by the Mutual Holding Company will be offered to eligible depositors and others in a subscription and community offering. The conversion of the Mutual Holding Company is subject to regulatory, member and stockholder approval. It is expected that the conversion of the Mutual Holding Company will be completed during the fourth quarter of 2002.

Market Area

      The Bank is a community-oriented financial institution that offers a variety of financial products and services from its main office and branch offices. The Bank's primary lending areas are the New York counties of Westchester and Rockland, and Fairfield County, Connecticut. Most of the Bank's deposit customers are residents of Westchester County. The Bank also obtains deposits from persons in Rockland County and Fairfield County. The Bank's market area consists of middle income and upper income communities. Significant employers headquartered in Westchester County include IBM and Pepsico. However, the local economy is not dependent upon any single employer, but rather is affected by the general economy of the New York City metropolitan area.

Lending Activities

      Historically, the Bank's principal lending activity has been the origination of fixed-rate first mortgage loans for the purchase or refinancing of one-to-four family residential real property. In fiscal 2002, the Bank began to originate adjustable-rate mortgage loans with fixed-rates for initial terms of three, five and seven years. After the initial terms, the interest rate on the loan adjusts annually. The Bank has thus far retained all loans that it has originated. One-to-four family residential mortgage loans represented $334.7 million, or 79.7%, of the Bank's loan portfolio at March 31, 2002. Home equity lines of credit represented $47.9 million, or 11.4%, of the Bank's loan portfolio at March 31, 2002. The Bank also offers multi-family mortgage loans, commercial mortgage loans and construction loans. Multi-family mortgage loans totaled $8.3 million, or 2.0% of the loan portfolio, at March 31, 2002. Commercial mortgage loans totaled approximately $23.7 million, or 5.6% of the loan portfolio, at March 31, 2002. Construction loans totaled $3.7 million, or 0.9% of the loan portfolio, at March 31, 2002. The Bank also makes consumer loans, which primarily consist of automobile, passbook, home improvement and secured personal loans. Consumer loans totaled $1.5 million, or 0.4% of the loan portfolio, at March 31, 2002.

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                   At March 31,
                                               ---------------------------------------------------------------------------------
                                                           2002                           2001                    2000
                                               ---------------------------   --------------------------  -----------------------
                                                   Amount        Percent          Amount       Percent     Amount      Percent
                                               -------------   -----------   --------------   ---------  -----------  ----------
                                                                                                        (Dollars in Thousands)
Mortgage loans:
   One- to four-family.......................    $ 334,683          79.7%       $ 221,617         75.1%    $138,375       76.1%
   Home equity lines of credit...............       47,889          11.4           47,315         16.0       24,337       13.4
   Multi-family..............................        8,347           2.0            3,959          1.3        4,621        2.5
   Commercial................................       23,701           5.6           16,771          5.7       10,795        5.9
   Construction..............................        3,733           0.9            3,659          1.2        2,922        1.6
                                                 ---------      --------        ---------     --------     --------   --------
      Total mortgage loans...................      418,353          99.6          293,321         99.3      181,050       99.5
                                                 ---------      --------        ---------     --------     --------   --------

Consumer loans:
   Automobile loans..........................          785           0.2            1,154          0.4          467        0.3
   Other/(1)/................................          684           0.2              746          0.3          353        0.2
                                                 ---------      --------        ---------     --------     --------   --------
      Total consumer loans...................        1,469           0.4            1,900          0.7          820        0.5
                                                 ---------      --------        ---------     --------     --------   --------

      Total loans............................      419,822         100.0%         295,221        100.0%     181,870      100.0%
                                                                ========                      ========                ========

Allowance for loan losses....................       (2,221)                        (2,047)                   (1,188)
Deferred loan origination costs (fees), net..          767                            633                       250
                                                 ---------                      ---------                  --------
   Total loans, net..........................    $ 418,368                      $ 293,807                  $180,932
                                                 =========                      =========                  ========


                                                          -----------------------------------------------
                                                                   1999                    1998
                                                          ----------------------    ---------------------
                                                            Amount      Percent      Amount     Percent
                                                          -----------  ---------    --------   ----------
Mortgage loans:
   One- to four-family..................................    $119,015       82.3%  $109,207       84.1%
   Home equity lines of credit..........................      16,441       11.4     13,138       10.1
   Multi-family.........................................         396        0.3        412        0.3
   Commercial...........................................       5,930        4.1      3,811        3.0
   Construction.........................................       1,821        1.3      1,227        0.9
                                                            --------   --------   --------   --------
      Total mortgage loans..............................     143,603       99.4    127,795       98.4
                                                            --------   --------   --------   --------

Consumer loans:
   Automobile loans.....................................         609        0.4      1,011        0.8
   Other/(1)/...........................................         395        0.2      1,016        0.8
                                                            --------   --------   --------   --------
      Total consumer loans..............................       1,004        0.6      2,027        1.6
                                                            --------   --------   --------   --------

      Total loans.......................................     144,607      100.0%   129,822      100.0%
                                                                       ========              ========

Allowance for loan losses...............................      (1,094)                 (984)
Deferred loan origination costs (fees), net.............          23                  (280)
                                                            --------              --------
   Total loans, net.....................................    $143,536              $128,558
                                                            ========              ========

___________________________________________
/(1)/ Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                                At March 31,
                                                 -------------------------------------------------------------------------
                                                          2002                   2001                     2000
                                                 ---------------------- -----------------------  -------------------------
                                                   Amount      Percent    Amount       Percent      Amount      Percent
                                                 ----------  ---------- ----------    ---------  -----------  ------------
                                                                                            (Dollars in Thousands)
Fixed Rate Loans
   Mortgage loans:
      One- to four-family ....................   $ 272,203      64.8%  $  215,202      72.9%    $   135,912       74.7%
      Home equity lines of credit ............      47,724      11.4       46,908      15.9          23,940       13.2
      Multi-family ...........................       8,347       2.0        3,959       1.3           4,621        2.5
      Commercial .............................      23,296       5.5       16,771       5.7          10,740        5.9
      Construction ...........................       3,733       0.9        3,659       1.2           2,922        1.6
                                                 ---------    ------   ----------    ------     -----------     ------
        Total mortgage loans .................     355,303      84.6      286,999      97.0         178,135       97.9
   Consumer loans /(1)/ ......................       1,469       0.4        1,900       0.7             820        0.5
                                                 ---------    ------   ----------    ------     -----------     ------
   Total fixed rate loans ....................     356,772      85.0      288,399      97.7         178,955       98.4
                                                 ---------    ------   ----------    ------     -----------     ------

Adjustable Rate Loans
   Mortgage loans:
      One- to four-family ....................      62,480      14.9        6,415       2.2           2,463        1.4
      Home equity lines of credit ............         165        --          407       0.1             397         .2
      Commercial .............................         405       0.1           --        --              55         --
                                                 ---------    ------   ----------    ------     -----------     ------
        Total adjustable rate loans ..........      63,050      15.0        6,822       2.3           2,915        1.6
                                                 ---------    ------   ----------    ------     -----------     ------
Total loans ..................................     419,822     100.0%     295,221     100.0%        181,870      100.0%
                                                              ------                 ======                     ======
Allowance for loan losses ....................      (2,221)                (2,047)                   (1,188)
Deferred loan origination costs (fees), net ..         767                    633                       250
                                                 ---------             ----------               -----------
   Total loans, net ..........................   $ 418,368             $  293,807               $   180,932
                                                 =========             ==========               ===========

                                                                   At March 31,
                                                -------------------------------------------------
                                                           1999                    1998
                                                ------------------------   ----------------------
                                                    Amount      Percent      Amount     Percent
                                                ------------   ---------   ----------  ----------

Fixed Rate Loans
   Mortgage loans:
      One- to four-family ....................   $   116,113     80.3%     $  103,887      80.0%
      Home equity lines of credit ............        15,590     10.8          12,094       9.3
      Multi-family ...........................           396      0.3             412       0.3
      Commercial .............................         5,930      4.1           3,811       2.9
      Construction ...........................         1,821      1.3           1,227       1.0
                                                 -----------   ------      ----------    ------
        Total mortgage loans .................       139,850     96.8         121,431      93.5
   Consumer loans /(1)/ ......................         1,004      0.6           2,027       1.6
                                                 -----------   ------      ----------    ------
   Total fixed rate loans ....................       140,854     97.4         123,458      95.1
                                                 -----------   ------      ----------    ------

Adjustable Rate Loans
   Mortgage loans:
      One- to four-family ....................         2,902      2.0           5,320       4.1
      Home equity lines of credit ............           851      0.6           1,044       0.8
      Commercial .............................            --       --              --        --
                                                 -----------   ------      ----------    ------
        Total adjustable rate loans ..........         3,753      2.6           6,364       4.9
                                                 -----------   ------      ----------    ------
Total loans ..................................       144,607    100.0%        129,822     100.0%
                                                               ======                    ======
Allowance for loan losses ....................        (1,094)                    (984)
Deferred loan origination costs (fees), net ..            23                     (280)
                                                 -----------               ----------
   Total loans, net ..........................   $   143,536               $  128,558
                                                 ===========               ==========

______________________________

/(1)/ Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

         Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at March 31, 2002. Loans with adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                               Multi-Family, Commercial,
                                     One-to-Four Family/(1)/   Construction and Consumer       Total
                                    ------------------------- --------------------------- ----------------------
                                                   Weighted                   Weighted                 Weighted
                                                    Average                   Average                   Average
                                       Amount        Rate         Amount        Rate        Amount        Rate
                                      --------     ---------    ---------    ---------    ---------    ---------
                                                                (Dollars in Thousands)
Due During the Years Ending
March 31, 2003/(2)/ ..............     $   959         7.65%     $ 5,370        7.27%      $  6,329       7.33%
2004 .............................       1,452         8.29        1,800        7.58          3,252       7.89
2005 .............................         854         8.09        2,110        7.62          2,964       7.76
2006 to 2008 .....................       5,530         7.45        3,650        7.90          9,180       7.63
2009 to 2012 .....................      18,804         7.35       16,852        8.23         35,656       7.77
2013-2017 ........................      74,771         6.52        2,512        7.96         77,283       6.57
2018 and following ...............     280,202         5.96        4,956        7.54        285,158       5.99
                                      --------                   -------                   --------
   Total .........................    $382,572        6.18%      $37,250        7.89%      $419,822       6.33%
                                      ========                   =======                   ========

____________
/(1)/  Includes home equity lines of credit.
/(2)/  Includes demand loans having no stated maturity.


         The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at March 31, 2002 that are contractually due after March 31, 2003.

                                                               Fixed      Adjustable      Total
                                                              --------     --------     ---------
                                                                           (In Thousands)
   One-to-four family ....................................    $319,133     $ 62,480     $ 381,613
   Multi-family, commercial, construction and consumer ...      31,880           --        31,880
                                                              --------     --------     ---------
      Total ..............................................    $351,013     $ 62,480     $ 413,493
                                                              ========     ========     =========

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

         The Bank primarily originates fixed-rate loans; however, the Bank also offers adjustable rate mortgage ("ARM") loans with a fixed rate for initial terms of three, five and seven years and then subsequent one year adjustment periods. At March 31, 2002, 81.3% of the Bank's one-to-four family residential loans had fixed interest rates. The interest rate on ARM loans is indexed to the one year constant maturity Treasury bill. The Bank's ARM loans currently provide for maximum rate adjustments of 2.00% per year and 5.00% over the term of the loan. The Bank does not offer ARM loans with initial interest rates that are below market, referred to as "teaser rates." Residential ARM loans amortize over terms of up to 30 years.

         ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2002, 18.7% of the Bank's one-to-four family residential loans had adjustable interest rates.

         All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower, without the consent of the Bank, sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         At March 31, 2002, approximately $334.7 million, or 79.7% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $690,000 of such loans (representing nine loans) were nonperforming loans at that date. See "Nonperforming and Problem Assets."

         Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on the home equity line of credit during the first five years after it is originated and may repay the outstanding balance over a term not to exceed 20 years from the date the line of credit is originated. Home equity lines of credit are generally underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed rate loans. Home equity lines of credit may be underwritten with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan, however, the maximum principal amount of a home equity line of credit may not exceed $300,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity line of credit. At March 31, 2002, the outstanding balances of home equity lines of credit totaled $47.9 million, or 11.4% of the Bank's loan portfolio.

         Commercial Mortgage Loans. At March 31, 2002, $23.7 million, or 5.6%, of the total loan portfolio consisted of commercial mortgage loans. Commercial mortgage loans are secured by office buildings, private schools, religious facilities and other commercial properties. The Bank generally originates fixed-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial mortgage loans is 75%. At March 31, 2002, the largest commercial mortgage loan had a principal balance of $1.8 million and was secured by a combination of office building and retail stores. As of March 31, 2002, there were no nonperforming commercial mortgage loans.

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

         Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled approximately $8.3 million, or 2.0% of the total loan portfolio at March 31, 2002. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). At March 31, 2002, the Bank had 16 multi-family mortgage loans, the largest of which had a principal balance of $1.4 million. Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years.

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

         Construction Lending. To a limited extent, the Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank's construction loans are secured by property located in the Bank's market area. At March 31, 2002, the Bank had construction loans totaling $3.7 million, or 0.9% of total loans.

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

         Consumer Lending. The Bank's consumer loans primarily consist of secured personal loans, passbook loans and home improvement loans. At March 31, 2002, consumer loans totaled $1.5 million, or 0.4% of the total loan portfolio.

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

         The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank reviews the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $1.0 million may be approved by two Lending Officers acting together. All loans in excess of $1.0 million must be approved by the Board of Directors. In addition, the Board of Directors reviews and confirms all loan commitments. The Bank will generally not originate a loan with a principal balance in excess of $2.0 million.

         The Bank generally requires appraisals of real property securing loans. Appraisals are performed by independent appraisers who are licensed by the state, and who are approved by the Board of Directors annually. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. Where appropriate, flood insurance is also required. Private mortgage insurance is required for all residential mortgage loans with loan-to-value ratios greater than 80%.

     The following table sets forth the Bank's loan originations, principal repayments and other portfolio activity for the periods indicated. The Bank did not purchase or sell any loans during the periods indicated.

                                                                     Years Ended March 31,
                                                             -----------------------------------
                                                                2002         2001         2000
                                                             ---------    ---------    ---------
                                                                       (In Thousands)
Unpaid principal balances at beginning of year ..........    $ 295,221    $ 181,870    $ 144,946
                                                             ---------    ---------    ---------
Loans transferred in Acquisition ........................           --       67,845           --

Loans originated by type:
  Fixed rate:
    Mortgage loans:
      One-to-four family ................................      107,782       35,623       32,064
      Advances under home equity lines of credit ........       27,214       34,890       16,676
      Multi-family ......................................        4,823          440        4,404
      Commercial ........................................       15,288        5,887        4,466
      Construction ......................................        4,892        4,216        3,678
    Consumer loans ......................................        1,244        1,471          679
                                                             ---------    ---------    ---------
      Total fixed rate ..................................      161,243       82,527       61,967

  Adjustable rate mortgage loans:
    One-to-four family ..................................       58,609        4,114           --
    Advances under home equity lines of credit ..........           --           --           --
    Commercial ..........................................           --           --           55
                                                             ---------    ---------    ---------
      Total loans originated ............................      219,852       86,641       62,022
                                                             ---------    ---------    ---------

Principal repayments:
  Mortgage loans ........................................      (93,308)     (39,925)     (24,111)
  Consumer loans ........................................       (1,675)        (758)        (863)
                                                             ---------    ---------    ---------
    Total principal repayments ..........................      (94,983)     (40,683)     (24,974)
                                                             ---------    ---------    ---------

Charge-offs .............................................          (15)        (162)          (6)
Transfers to real estate owned ..........................         (253)        (290)        (118)
                                                             ---------    ---------    ---------
Unpaid principal balances at end of year ................      419,822      295,221      181,870

Allowance for loan losses ...............................       (2,221)      (2,047)      (1,188)
Deferred loan origination costs (fees), net .............          767          633          250
                                                             ---------    ---------    ---------
Net loans at end of year ................................    $ 418,368    $ 293,807    $ 180,932
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

                                                                  At March 31,
                                               ----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               ------    ------    ------    ------    ------
                                                            (Dollars in Thousands)
Nonaccrual loans:
  Mortgage loans:
    One-to-four family/(1)/ .................  $  755    $  933    $  969    $1,077    $1,721
    Commercial ..............................      --        --        --        --       236
  Consumer loans ............................      --        --        --        14         1
                                               ------    ------    ------    ------    ------
    Total ...................................     755       933       969     1,091     1,958

Real estate owned:
  One-to-four family properties .............     114       197        55       288       129
                                               ------    ------    ------    ------    ------

    Total nonperforming assets ..............  $  869    $1,130    $1,024    $1,379    $2,087
                                               ======    ======    ======    ======    ======

Ratios:
  Nonperforming loans to total loans ........    0.18%     0.31%     0.53%     0.75%     1.50%
  Nonperforming assets to total assets ......    0.14%     0.20%     0.31%     0.47%     0.82%

--------------
/(1)/ Includes home equity lines of credit.

     For the year ended March 31, 2002, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $67,000. Interest amounts on such loans that were included in interest income totaled $20,000 for the year ended March 31, 2002.

     The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.

                                              Loans Delinquent For:
                                    -----------------------------------------
                                         60-89 Days         90 Days and Over           Total
                                    -------------------   -------------------   -------------------
                                     Number     Amount     Number     Amount     Number     Amount
                                    --------   --------   --------   --------   --------   --------
                                                         Dollars in Thousands)
At March 31, 2002
-----------------
  Mortgage loans:
    One-to-four family .........          10   $  1,115         11   $    755         21   $  1,870
  Consumer loans ...............          --         --         --         --         --         --
                                    --------   --------   --------   --------   --------   --------
     Total .....................          10   $  1,115         11   $    755         21   $  1,870
                                    ========   ========   ========   ========   ========   ========

At March 31, 2001
-----------------
  Mortgage loans:
    One-to four-family .........           8   $    508         14   $    933         22   $  1,441
  Consumer loans ...............          --         --         --         --         --         --
                                    --------   --------   --------   --------   --------   --------
     Total .....................           8   $    508         14   $    933         22   $  1,441
                                    ========   ========   ========   ========   ========   ========

At March 31, 2000
-----------------
  Mortgage loans:
    One-to four-family .........           7   $    829         11   $    969         18   $  1,798
  Consumer loans ...............           3          9         --         --          3          9
                                    --------   --------   --------   --------   --------   --------
     Total .....................          10   $    838         11   $    969         21   $  1,807
                                    ========   ========   ========   ========   ========   ========

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

     At March 31, 2002, the Bank's assets classified as substandard totaled $869,000 representing all loans delinquent for 90 days or more and foreclosed properties. At March 31, 2002 the Bank had no assets classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

     Management regularly reviews the Bank's loan portfolio and makes provisions for loan losses in order to maintain the adequacy of the allowance for loan losses. All loan losses are charged to the allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable loan losses. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories, such as one-to-four family residential mortgages and home equity lines of credit (which represent a combined 91.1% of the Bank's total loans at March 31, 2002) are generally evaluated on an aggregate or "pool" basis. The Bank's allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Bank's market area. The carrying values of loans are periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                       Years Ended March 31,
                                                       ---------------------------------------------------
                                                         2002       2001       2000       1999       1998
                                                       -------    -------    -------    -------    -------
                                                                      (Dollars in Thousands)
Balance at beginning of year ........................  $ 2,047    $ 1,188    $ 1,094    $   984    $   845
                                                       -------    -------    -------    -------    -------
Allowance transferred in Acquisition ................       --        784         --         --         --


Charge-offs:
  One-to-four family mortgage loans .................      (15)      (162)        (6)      (162)       (16)
                                                       -------    -------    -------    -------    -------
    Total charge-offs ...............................      (15)      (162)        (6)      (162)       (16)

Recoveries:
  One-to-four family mortgage loans .................       14         29         --         --         --

Net charge-offs .....................................       (1)      (133)        (6)      (162)       (16)
Provision for loan losses ...........................      175        208        100        272        155
                                                       -------    -------    -------    -------    -------
Balance at end of year ..............................    2,221    $ 2,047    $ 1,188    $ 1,094    $   984
                                                       =======    =======    =======    =======    =======

Ratios:
  Allowance for loan losses to nonperforming loans ..    294.2%     219.4%     122.6%    100.27%     50.26%
  Allowance for loan losses to total loans ..........     0.53%      0.69%      0.65%      0.75%      0.75%

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                      At March 31,
                         -----------------------------------------------------------------------------------------------------
                                      2002                               2001                               2000
                         --------------------------------   -------------------------------   --------------------------------
                                               Percent of                        Percent of                         Percent of
                                                Loans in                          Loans in                           Loans in
                                      Loan        Each                   Loan       Each                   Loan        Each
                                    Balances    Category               Balances   Category               Balances    Category
                         Loan Loss     by       to Total    Loan Loss     by      to Totals   Loan Loss     by       to Total
                         Allowance  Category     Loans      Allowance  Category     Loans     Allowance  Category     Loans
                         ---------  ---------  ----------   ---------  --------- ----------   ---------  ---------  ----------
                                                                 (Dollars in Thousands)
Mortgage loans:
 One-to-four family/(1)/ $   1,090  $ 382,572       91.1%   $   1,009  $ 268,932       91.1%  $     633  $ 162,712       89.5%
 Multi-family ..........       150      8,347        2.0          150      3,959        1.3         125      4,621        2.5
 Commercial ............       741     23,701        5.6          600     16,771        5.7         300     10,795        5.9
 Construction ..........        90      3,733        0.9           90      3,659        1.2          70      2,922        1.6
 Consumer ..............       150      1,469        0.4          198      1,900        0.7          60        820        0.5
                         ---------  ---------  ---------    ---------  ---------  ---------   ---------  ---------  ---------
    Total .............. $   2,221  $ 419,822      100.0%   $   2,047  $ 295,221      100.0%  $   1,188  $ 181,870      100.0%
                         =========  =========  =========    =========  =========  =========   =========  =========  =========

                                                     At March 31,
                         -------------------------------------------------------------------
                                      1999                               1998
                         --------------------------------   -------------------------------
                                               Percent of                        Percent of
                                                Loans in                          Loans in
                                      Loan        Each                   Loan       Each
                                    Balances    Category               Balances   Category
                         Loan Loss     by       to Total    Loan Loss     by      to Totals
                         Allowance  Category     Loans      Allowance  Category     Loans
                         ---------  ---------  ----------   ---------  --------- ----------
                                               (Dollars in Thousands)
Mortgage loans:
 One-to-four family/(1)/ $     718  $ 135,456       93.7%   $     668  $ 122,345       94.2%
 Multi-family ..........        26        396        0.3           27        412        0.3
 Commercial ............       237      5,930        4.1          152      3,811        3.0
 Construction ..........        43      1,821        1.3           36      1,227        0.9
 Consumer ..............        70      1,004        0.6          101      2,027        1.6
                         ---------  ---------  ---------    ---------  ---------  ---------
    Total .............. $   1,094  $ 144,607      100.0%   $     984  $ 129,822      100.0%
                         =========  =========  =========    =========  =========  =========

------------
/(1)/ Includes home equity lines of credit.

Investment Activities

     The Bank's investments include mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency securities, federal funds sold, mutual funds and FHLB stock. Management invests a significant portion of the Bank's assets in short-term investments and adjustable rate mortgage-backed securities in order to increase the Bank's ability to reinvest assets in higher yielding securities in a rising interest rate environment. Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, requires entities to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Entities may reclassify securities from the held-to-maturity category to the available for-sale category at the time of adopting SFAS No. 133. As amended, SFAS No. 133 became effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as of April 1, 2001 for the Company). The Company adopted SFAS No. 133 on April 1, 2001 and reclassified held to maturity securities to the available for sale portfolio. The Company has not engaged in derivatives and hedging activities covered by the new standard, and does not expect to do so in the foreseeable future.

     The Bank's mortgage-backed securities portfolio (including collateralized mortgage obligations) had a carrying value of $104.1 million, or 16.7% of total assets at March 31, 2002. Of this amount, $74.7 million of mortgage-backed securities had adjustable rates of interest and $29.4 million had fixed rates of interest. Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. The Bank's mortgage-backed securities are insured or guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. Mortgage-backed securities increase the liquidity and the credit quality of the Bank's assets. The Bank has not invested in privately issued mortgage-backed securities.

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

     At March 31, 2002, the carrying value of the Bank's investment securities other than mortgage-backed securities included $29.2 million in U.S. Government and agency securities which consisted of fixed rate Federal Home Loan Bank, Federal Farm Credit and Fannie Mae issues with maturities of 20 years or less, as well as adjustable rate Small Business Administration participation certificates that are guaranteed by the U.S. Government with contractual terms of up to 30 years. The U.S. Government and agency securities typically have call dates of six months to three years. At March 31, 2002, the Bank had invested $15.9 million in three mutual funds that provide a rate of return that adjusts daily. The first mutual fund, in which the Bank has a $1.0 million investment, invests primarily in repurchase agreements secured by U.S. Government and agency securities and federal funds. The average maturities of the underlying securities can be from one to seven days, but primarily are overnight. The second mutual fund, in which the Bank has a $13.0 million investment, is an adjustable rate mortgage fund that invests primarily in securities backed by or representing an interest in mortgages on residential properties meeting the definition of such assets for purposes of the qualified thrift lender test under OTS regulations. The third mutual fund, in which the Bank has a $1.9 million investment, invests in mortgage-backed securities which are collateralized by mortgages on properties located in the Bank's primary lending area.

These mutual fund investments are permissible investments as set forth in the Bank's investment policy. The securities were purchased, as part of the Bank's ongoing interest rate risk management process, to provide interest earning liquid funds and an adjustable interest rate.

         A significant portion of the Bank's assets are invested in federal funds sold and an interest-earning checking account at the Federal Home Loan Bank of New York. At March 31, 2002, $19.8 million, or 3.2% of total assets, were invested in such instruments.

         The following table sets forth the composition of the Company's securities classified as available for sale and other earning assets at the dates indicated:

                                                                               At March 31,
                                                --------------------------------------------------------------------------
                                                         2002                      2001                      2000
                                                ----------------------    ----------------------    ----------------------
                                                Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                  Cost         Value         Cost        Value        Cost         Value
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                                              (In Thousands)
Mortgage-backed securities:
Adjustable rate:
   Collateralized mortgage obligations .....    $      --    $      --    $   1,518    $   1,526    $      --    $      --
   Ginnie Mae ..............................       45,867       46,496       37,294       38,032       10,493       10,370
   Fannie Mae ..............................       17,154       17,285       12,008       12,196        5,515        5,500
   Freddie Mac .............................       10,789       10,892        7,035        7,188        4,202        4,120
Fixed rate:
   Collateralized mortgage obligations .....       13,238       14,259       28,316       30,048           --           --
   Ginnie Mae ..............................        1,246        1,298        1,384        1,413          916          865
   Fannie Mae ..............................        3,518        3,731        5,667        5,992        1,621        1,545
   Freddie Mac .............................        9,824       10,173       18,848       19,536        2,738        2,580
                                                ---------    ---------    ---------    ---------    ---------    ---------
Total mortgage-backed securities ...........      101,636      104,134      112,070      115,931       25,485       24,980

U.S. Government agency securities ..........       29,788       29,229       32,804       32,649       35,891       34,417
Mutual fund investments ....................       16,000       15,946        8,000        7,996        3,000        2,968
Municipal securities .......................          845          922          840          950           --           --
                                                ---------    ---------    ---------    ---------    ---------    ---------
    Total securities available-for-sale ....    $ 148,269    $ 150,231    $ 153,714    $ 157,526    $  64,376    $  62,365
                                                             =========                 =========                 =========

Other earning assets:
   Federal funds sold ......................        3,000                 $  35,000                 $  25,000
   Other overnight deposits ................       16,847                     2,491                    10,075
   FHLB stock ..............................        4,141                     3,745                     2,195
                                                ---------                 ---------                 ---------
     Total .................................    $ 172,257                 $ 194,950                 $ 101,646
                                                =========                 =========                 =========

         The following table sets forth the composition of the Company's securities classified as held to maturity at the dates indicated. At March 31, 2002 the Company did not have any securities classified as held to maturity.

                                                                  At March 31,
                                                ------------------------------------------------
                                                         2001                      2000
                                                ----------------------    ----------------------
                                                Amortized      Fair       Amortized      Fair
                                                  Cost         Value        Cost         Value
                                                ---------    ---------    ---------    ---------
                                                                 (In Thousands)
Mortgage-backed securities:
Adjustable rate:
   Ginnie Mae ..............................    $  21,613    $  21,682    $  27,772    $  27,171
   Fannie Mae ..............................        3,114        3,127        3,827        3,711
Fixed rate:
   Ginnie Mae ..............................          429          452          571          570
   Freddie Mac .............................           21           21           40           38
                                                ---------    ---------    ---------    ---------
Total mortgage-backed securities ...........       25,177       25,282       32,210       31,490

Federal agency obligations .................        3,038        3,035        3,448        3,309
                                                ---------    ---------    ---------    ---------
   Total securities held-to-maturity .......    $  28,215    $  28,317    $  35,658    $  34,799
                                                =========    =========    =========    =========

         The composition and contractual maturities of mortgage-backed securities and other debt securities at March 31, 2002 are indicated in the following table. There were no securities classified as held to maturity at March 31, 2002. The table does not reflect the impact of prepayments or redemptions which may occur.

                                                                        More than One Year   More than Five Years
                                                   One Year or Less     through Five Years     through Ten Years
                                                ---------------------  ---------------------  ---------------------
                                                            Weighted               Weighted               Weighted
                                                Amortized    Average   Amortized    Average   Amortized    Average
                                                   Cost       Yield       Cost       Yield       Cost       Yield
                                                ---------   ---------  ---------   ---------  ---------   ---------
                                                                                              (Dollars in Thousands)
Available for sale:
Collateralized mortgage obligations .........          --         --         --          --     $  395        7.00%
Mortgage-backed securities:
   Ginnie Mae ...............................     $     3       6.50%   $   336        8.26%       142        8.78
   Fannie Mae ...............................       2,000       5.34      2,217        5.99      2,212        7.01
   Freddie Mac ..............................         870       7.83      6,245        7.12         52        9.36
                                                  -------               -------                -------

     Total mortgage-backed securities .......       2,873       6.09      8,798        6.88      2,801        7.16

Other debt securities:
   Federal agency obligations ...............      13,998       5.59      2,999        5.95      4,880        5.86
   Municipal securities .....................          --         --         --          --         --          --
                                                  -------               -------                -------

     Total securities available-for-sale ....     $16,871       5.68%   $11,797        6.64%   $ 7,681        6.33%
                                                  =======               =======                =======


                                                   More than Ten Years        Total Securities
                                                  ---------------------  -------------------------------
                                                              Weighted                         Weighted
                                                  Amortized    Average   Amortized    Fair      Average
                                                     Cost       Yield       Cost      Value      Yield
                                                  ---------   ---------  ---------   --------  ---------

Available for sale:
Collateralized mortgage obligations .........     $ 12,843       6.14%   $ 13,238   $ 14,259      6.17%
Mortgage-backed securities:
   Ginnie Mae ...............................       46,632       6.25      47,113     47,794      6.27
   Fannie Mae ...............................       14,243       5.39      20,672     21,016      5.62
   Freddie Mac ..............................       13,446       6.24      20,613     21,065      6.58
                                                  --------               --------   --------

     Total mortgage-backed securities .......       87,164       6.09     101,636    104,134      6.19

Other debt securities:
   Federal agency obligations ...............        7,911       4.31      29,788     29,229      5.33
   Municipal securities .....................          845       5.79         845        922      5.79
                                                  --------               --------   --------

     Total securities available-for-sale ....     $ 95,920       5.94%   $132,269   $134,285      5.99%
                                                  ========               ========   ========

         The following table sets forth the activity in the Bank's mortgage-backed securities portfolios for the periods indicated.

                                                                                 Years Ended March 31,
                                                                       ---------------------------------------
                                                                          2002           2001           2000
                                                                       ----------     ----------     ---------
                                                                                    (In Thousands)
Amortized cost at beginning of year ...............................    $  137,247     $   57,695     $  58,318
Transferred in acquisition ........................................            --         97,784            --
Purchases of mortgage-backed securities ...........................        28,944         15,075        13,257
Principal repayments ..............................................       (65,392)       (33,538)      (13,660)
Premium amortization and discount accretion, net ..................           837            231          (220)
                                                                       ----------     ----------     ---------
Amortized cost at end of year .....................................    $  101,636     $  137,247     $  57,695
                                                                       ==========     ==========     =========

Sources of Funds

         General. Deposits have traditionally been the primary source of funds for the Bank's lending and investment activities. In addition to deposits, funds are derived from a variety of sources including scheduled loan payments, investment maturities, loan prepayments and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. In addition, borrowings from the FHLB of New York may be used in the short-term to compensate for reductions in deposits and to fund growth. The Bank used $20.0 million of borrowings during fiscal 2002 to fund a portion of the loan originations. In addition, the Bank assumed certain of Peekskill's borrowings at the time of the Acquisition with a remaining balance of $14.8 million at March 31, 2002. For further information regarding these borrowings see Note 9 to the Notes to Consolidated Financial Statements.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money markets and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Bank to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect the Bank's interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2002, $312.3 million, or 60.1% of the Bank's deposit accounts were certificates of deposit, of which $268.1 million have maturities of one year or less.

         The following table sets forth the distribution of the Bank's deposit accounts by account type at the dates indicated.

                                                                                At March 31,
                                              ---------------------------------------------------------------------------------
                                                         2002                       2001                        2000
                                              -------------------------- -------------------------  ---------------------------
                                                                Weighted                  Weighted                     Weighted
                                                                 Average                   Average                      Average
                                               Amount   Percent   Rate    Amount  Percent   Rate     Amount    Percent   Rate
                                              --------  ------- -------- -------- ------- --------  --------   ------- --------
                                                                           (Dollars in Thousands)
Transaction accounts and savings deposits:
  Savings and club accounts ...............   $118,578    22.8%   1.00%  $108,371   22.9%   2.00%   $ 60,567     22.0%   2.00%
  Money market accounts ...................     36,012     6.9    1.43     28,333    6.0    2.60      18,583      6.7    1.77
  NOW accounts ............................     47,578     9.2    0.76     38,710    8.2    1.27      26,664      9.7    1.53
  Commercial checking .....................      5,436     1.0      --      2,390    0.5    1.91          --       --      --
                                              --------   -----           --------  -----            --------    -----
    Total..................................    207,604    39.9    0.99    177,804   37.6      --     105,814     38.4    1.84
                                              --------   -----           --------  -----            --------    -----

Certificates of deposit maturing:
  Within one year .........................    268,116    51.6    3.24    272,570   57.6    6.01     158,085     57.3    5.23
  After one but within three years ........     37,622     7.2    3.66     20,619    4.4    5.41      10,653      3.9    5.69
  After three years .......................      6,563     1.3    4.62      2,553    0.4    4.85       1,220      0.4    3.88
                                              --------   -----           --------  -----            --------    -----
    Total..................................    312,301    60.1    3.32    295,742   62.4    5.96     169,958     61.6    5.25
                                              --------   -----           --------  -----            --------    -----

Total deposits ............................   $519,905   100.0%   2.39%  $473,546  100.0%   4.44%   $275,772    100.0%   3.94%
                                              ========   =====           ========  =====            ========    =====


         The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                                                  Years Ended March 31,
                                                                       ---------------------------------------
                                                                          2002            2001           2000
                                                                       ---------      ---------      ---------
                                                                               (Dollars in Thousands)
Balance at beginning of year ......................................    $ 473,546      $ 275,772      $ 237,279
Deposits assumed in acquisition ...................................           --        152,361             --
Deposits ..........................................................      761,735        502,757        349,460
Withdrawals .......................................................     (732,730)      (475,352)      (320,788)
Interest credited .................................................       17,354         18,008          9,821
                                                                       ---------      ---------      ---------

Balance at end of year ............................................    $ 519,905      $ 473,546      $ 275,772
                                                                       =========      =========      =========

Net increase during the year:
   Amount .........................................................    $  46,359      $ 197,774      $  38,493
   Percent ........................................................          9.8%          71.7%          16.2%
                                                                       =========      =========      =========

         The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of March 31, 2002.

                                                                              Maturity
                                                         ------------------------------------------------
                                                         3 Months     Over 3 to 6  Over 6 to 12  Over 12
                                                         or Less         Months       Months     Months       Total
                                                         --------     -----------  ------------  --------    --------
                                                                             (In Thousands)
Certificates of deposit less than $100,000 ..........    $ 55,656     $    83,388  $     79,040  $ 34,760    $252,844

Certificates of deposit of $100,000 or more/(1)/.....      11,807          15,168        23,058     9,424      59,457
                                                         --------     -----------  ------------  --------    --------

Total of certificates of deposit ....................    $ 67,463     $    98,556  $    102,098  $ 44,184    $312,301
                                                         ========     ===========  ============  ========    ========

______________________
/(1)/ The weighted average interest rates for these accounts, by maturity period, are 2.96% for 3 months or less; 3.12% for 3 to 6 months; 3.23% for 6 to 12 months; and 3.70% for over 12 months. The overall weighted average rate for accounts of $100,000 or more was 3.22%.

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

Service Corporation Subsidiaries

         The Bank has three active subsidiaries, Sound REIT, Inc., First Federal REIT, Inc. and Mamaroneck Advisors. In April 1999, Sound REIT, Inc. was incorporated as a special purpose real estate investment trust under New York law. Sound REIT, Inc. was funded with $74.2 million in mortgage loans and mortgage-related assets contributed by the Bank. At March 31, 2002, Sound REIT, Inc. held $54.1 million in mortgage loan and mortgage-related assets.

         First Federal REIT was also formed as a special purpose real estate investment trust by Peekskill prior to the Acquisition and holds a portion of the Company's mortgage-related assets, primarily mortgage-backed securities.

         In February 2001, Mamaroneck Advisors was incorporated as a New York corporation for the purpose of providing investment and insurance products to the Bank's customers. For the year ended March 31, 2002, Mamaroneck Advisors had net income of $47,000. Mamaroneck Advisors did not have any meaningful operations in fiscal 2001.

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

Employees

         As of March 31, 2002, the Bank employed 84 persons on a full-time basis and 21 persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group and management considers employee relations to be good.

Regulation

         General. As a federally chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it engages in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the FDIC insurance funds. The Bank's semi-annual assessment paid to the OTS, which is based upon a specified percentage of assets, is approximately $112,000.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At March 31, 2002, the Bank's investment in stock of the FHLB of New York was $4.1 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of New York and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended March 31, 2002, dividends paid by the FHLB of New York to the Bank were approximately $206,000 representing an annual rate of 5.54%.

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

         Savings Association Regulatory Capital. Savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage ratio requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage capital rule at March 31, 2002 generally requires that savings associations maintain "core capital" of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except a limited amount of purchased mortgage servicing rights and credit card relationships) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four risk-weight categories (0%, 20%, 50% or 100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a potentially greater credit risk, such as a commercial loan, requires a risk weight of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital ratio requirements, its entire equity and debt investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At March 31, 2002, the Bank was in compliance with all capital requirements imposed by law.

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

         Loans-to-One-Borrower. A savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities, but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At March 31, 2002, the Bank had no loans to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits have had a significant impact on the Bank's business operations or earnings.

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

         A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 2002, the Bank maintained 98.3% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

Executive Officers of the Company

         Listed below is information, as of March 31, 2002, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

         Name                      Age                                  Position and Term
         ----                      ---           ------------------------------------------------------------------
Bruno J. Gioffre                   67            Chairman of the Board.

Richard P. McStravick              53            President and Chief Executive Officer.

Anthony J. Fabiano                 41            Chief Financial Officer and Accounting Officer.

ITEM 2.         PROPERTIES

Properties

         The following table provides certain information with respect to the Bank's offices at March 31, 2002.

                                      Leased or Owned,
                                      Lease Expiration           Year Acquired or             Net Book Value of
       Location                              Date                      Leased                   Real Property
---------------------------------------------------------------------------------------------------------------------
                                                                                               (In Thousands)
Main Office                                 Owned                       1954                        $597
300 Mamaroneck Avenue
Mamaroneck, New York 10543

Branch Office                               Owned                       1961                         993
389 Halstead Avenue
Harrison, New York 10528

Branch Office                               Owned                       1972                       1,330
115 South Ridge Street
Rye Brook, New York 10573

Branch Office                              Leased                       1998                         149/(2)/
180 South Main Street                    12/31/03/(1)/
New City, New York 10956

Branch Office                              Leased                       1998                         323/(2)/
East Putnam Avenue                       11/30/08/(3)/
Cos Cob, Connecticut 06807

Branch Office                                Owned                       2000                       482
1019 Park Street
Peekskill, New York 10566

Branch Office                               Leased                       2000                        --/(2)/
1961 Commerce Street                    12/31/02/(4)/
Yorktown Heights, New York
10598

Branch Office                               Leased                       2000                       793/(2)/
Cortland Town Center                    10/14/17/(5)/
Mohegan Lake, New York

Branch Office                               Leased                       2001                       116/(2)/
Somers Commons                          12/31/2021/(6)/
Baldwin Place, New York 10589

_________________________
/(1)/ The Company holds two five-year options to renew the lease until 12/31/13. /(2)/ The Company's lease agreement is an operating lease. The net book value at
      March 31, 2002 represents the amortized cost of leasehold improvements. /(3)/ The Company holds a ten-year option to renew the lease until 11/30/18. /(4)/ The Company holds a ten-year option to renew the lease until 12/31/12. /(5)/ The Company holds a ten-year option to renew the lease until 10/14/27. /(6)/ The Company expects to open this Branch in July 2002.

         The total net book value of the Bank's premises, land and equipment was approximately $5.5 million at March 31, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated July 8, 2002 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(1) Financial Statements

            .  Independent Auditors' Report
            .  Consolidated Balance Sheets at March 31, 2002 and 2001
            .  Consolidated Statements of Income for the Years Ended
               March 31, 2002, 2001 and 2000
            . Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2002, 2001 and 2000
            . Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000
            .  Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules

            No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3) Exhibits

            3.1 Federal Charter of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.1 filed on June 22, 1998))

            3.2 Bylaws of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.2 filed on June 22, 1998))

            13   2002 Annual Report to Stockholders

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


(b)  Reports on Form 8_K

None.

(c)  The exhibits listed under (a)(3) above are filed herewith.

(d)  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUND FEDERAL BANCORP

Date: June 24, 2002                   By: /s/ Richard P. McStravick
                                          -------------------------
                                          Richard P. McStravick
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard P. McStravick         By: /s/ Bruno J. Gioffre
    -------------------------             ---------------------
    Richard P. McStravick, President,     Bruno J. Gioffre, Chairman of the
    Chief Executive Officer and           Board
    Director (Principal Executive
    Officer)

Date: June 24, 2002                   Date: June 24, 2002

By: /s/ Joseph Dinolfo                By: /s/ Donald H. Heithaus
    -------------------------             ----------------------
    Joseph Dinolfo, Director              Donald H. Heithaus, Director

Date: June 24, 2002                   Date: June 24, 2002

By: /s/ Joseph A. Lanza               By: /s/ James Staudt
    -------------------------             ----------------
    Joseph A. Lanza, Director             James Staudt, Director

Date: June 24, 2002                   Date: June 24, 2002


By: /s/ Samuel T. Telerico            By: /s/ Anthony J. Fabiano
    -------------------------             ----------------------
    Samuel T. Telerico, Director          Anthony J. Fabiano, Chief Financial
                                          Officer and Accounting Officer

Date: June 24, 2002                   Date: June 24, 2002

By: /s/ Eldorus Maynard
    -------------------------
    Eldorus Maynard, Director

Date: June 24, 2002