Form 10-Q
period 2002-06-30
SOUND FEDERAL BANCORP
filed 2002-08-13
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

   (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                 OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-24811

                              SOUND FEDERAL BANCORP
             (Exact name of registrant as specified in its charter)

          Federal                                               13-4029393
-------------------------------                              ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 300 Mamaroneck Ave., Mamaroneck, New York 10543
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                                       Shares
            Class                                 Outstanding at
        --------------                            August 12, 2002
         Common Stock,                            ---------------
         par value, $0.10                             4,778,292

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Consolidated Balance Sheets at June 30, 2002 and March 31, 2002             1

   Consolidated Statements of Income for the Three Months
   Ended June 30, 2002 and 2001                                                2

   Consolidated Statement of Changes in Stockholders' Equity for the Three
   Months Ended June 30, 2002                                                  3

   Consolidated Statements of Cash Flows for the Three Months
   Ended June 30, 2002 and 2001                                                4

   Notes to Unaudited Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           12


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities and Use of Proceeds                            13

Item 3.  Defaults upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13

         Signatures                                                           14

Part 1. - Financial Information
Item 1.  Financial Statements

Sound Federal Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)                                                                         June 30,                March 31,
                                                                                                 2002                    2002
                                                                                            -------------           ------------
Assets
 Cash and due from banks                                                                   $        6,651          $        6,931
 Federal funds sold                                                                                35,370                  19,847
                                                                                              -----------            ------------
             Total cash and cash equivalents                                                       42,021                  26,778
                                                                                              -----------            ------------
 Securities available for sale, at fair value (including $35,995 and $35,779 pledged as collateral under repurchase agreements at June 30, 2002 and March 31, 2002,
     respectively)                                                                                143,842                 150,231
 Loans, net:
     Mortgage loans                                                                               437,283                 419,120
     Consumer loans                                                                                 2,432                   1,469
     Allowance for loan losses (Note 4)                                                            (2,296)                 (2,221)
                                                                                              ------------           -------------
          Total loans, net                                                                        437,419                 418,368
                                                                                              -----------            ------------

 Accrued interest receivable                                                                        3,465                   3,241
 Federal Home Loan Bank stock                                                                       4,141                   4,141
 Premises and equipment, net                                                                        5,489                   5,459
 Deferred income taxes                                                                                573                     942
 Goodwill                                                                                          13,970                  13,970
 Other assets                                                                                         545                     855
                                                                                              -----------             -----------
           Total assets                                                                    $      651,465          $      623,985
                                                                                              ===========            ============

Liabilities and Stockholders' Equity
  Liabilities:
      Deposits                                                                             $      544,626          $      519,905
      Borrowings (Note 5)                                                                          34,967                  34,922
      Mortgage escrow funds                                                                         4,402                   5,021
      Accrued expenses and other liabilities                                                        3,650                   3,122
                                                                                                ---------             -----------
         Total liabilities                                                                        587,645                 562,970
                                                                                                ---------             -----------
  Stockholders' equity (Note 1):
     Preferred stock ($0.10 par value; 10,000,000 shares
     authorized;                                                                                        -                       -
     none issued and outstanding)
     Common stock ($0.10 par value; 20,000,000 shares authorized; 5,223,218 and
       5,220,218 shares issued at June 30, 2002 and March 31, 2002, respectively)                     522                     522
     Additional paid-in capital                                                                    22,596                  22,525
     Treasury stock, at cost (444,926 shares at June 30, 2002 and March 31, 2002)                  (4,350)                 (4,350)
     Common stock held by the Employee Stock Ownership Plan ("ESOP")                               (1,057)                 (1,105)
     Common stock awards under the Recognition and Retention Plan ("RRP")                            (208)                   (244)
     Retained earnings                                                                             44,589                  42,566
     Accumulated other comprehensive income, net of taxes (Note 6)                                  1,728                   1,101
                                                                                              ------------           ------------
          Total stockholders' equity                                                               63,820                  61,015
                                                                                              ------------            -----------
          Total liabilities and stockholders' equity                                       $      651,465           $     623,985
                                                                                              ============            ============


See accompanying notes to unaudited consolidated financial statements.


Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                                    For the Three Months Ended
                                                                             June 30,
                                                                 -------------------------------
                                                                       2002               2001
   Interest and Dividend Income
    Loans                                                       $      7,614        $      5,813
    Mortgage-backed and other securities                               2,040               3,147
    Federal funds sold and other overnight deposits                      105                 307

    Other earning assets                                                  65                  98
                                                                   ---------           ---------
    Total interest and dividend income                                 9,824               9,365
                                                                   ---------           ---------


   Interest Expense
    Deposits                                                           3,103               5,054
     Borrowings                                                          416                 269
     Other interest-bearing liabilities                                   20                  16
                                                                   ---------           ---------
    Total interest expense                                             3,539               5,339
                                                                   ----------          ---------

    Net interest income                                                6,285               4,026
    Provision for loan losses (Note 4)                                    75                  25
                                                                   ---------           ---------
    Net interest income after provision for loan losses                6,210               4,001
                                                                   ---------           ---------

   Non-Interest Income
     Service charges and fees                                            170                 139
     Gain on sale of real estate owned                                    --                  57
                                                                   ---------           ---------
     Total non-interest income                                           170                 196
                                                                   ---------           ---------

   Non-Interest Expense
     Compensation and benefits                                         1,428               1,225
     Occupancy and equipment                                             444                 321
     Data processing service fees                                        229                 192
     Advertising and promotion                                           148                 156
     Other                                                               594                 440
                                                                   ---------           ---------
     Total non-interest expense                                        2,843               2,334
                                                                   ---------           ---------

    Income before income tax expense                                   3,537               1,863
    Income tax expense                                                 1,376                 688
                                                                   ---------           ---------
    Net income                                                  $      2,161        $      1,175
                                                                   =========           =========

    Basic earnings per common share (Note 3)                    $       0.46        $       0.25
                                                                   =========           =========
   Diluted earnings per common share (Note 3)                   $       0.46        $       0.25
                                                                   =========           =========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2002 (Unaudited) (Dollars in thousands, except per share data)


                                                                                            Common         Common
                                                                Additional                   Stock          Stock
                                                     Common      Paid-In      Treasury      Held By        Awards        Retained
                                                     Stock       Capital       Stock         ESOP        Under RRP       Earnings
                                                     -----       -------       -----         ----        ---------       --------
Balance at March 31, 2002                           $  522       $ 22,525      $(4,350)  $   (1,105)  $      (244)     $    42,566
Net income                                              --            --           --           --             --            2,161
Other comprehensive income (Note 6)                     --            --           --           --             --              --

  Total comprehensive income
Dividends paid ($0.07 per share)                        --            --            --          --             --             (138)
Issuance of stock pursuant to stock option plan         --            27           --           --             --             --
Vesting of RRP shares                                   --            --           --           --             36             --
ESOP shares committed to be released for
   allocation                                           --             44           --           48           --              --
                                                    -------    -----------     -------      -------      ----------       --------
Balance at June 30, 2002                          $    522     $   22,596   $   (4,350)  $   (1,057)  $      (208)     $    44,589
                                                   =======       ========      ========     ========     ==========       ========


                                                       Accumulated
                                                          Other             Total
                                                      Comprehensive     Stockholders'
                                                         Income            Equity
                                                         -------           ------
Balance at March 31, 2002                           $      1,101       $      61,015
Net income                                                    --               2,161
Other comprehensive income (Note 6)                          627                 627
                                                                           ---------
  Total comprehensive income                                                   2,788
Dividends paid ($0.07 per share)                              --                (138)
Issuance of stock pursuant to stock option plan               --                  27
Vesting of RRP shares                                         --                  36
ESOP shares committed to be released for
   allocation                                                 --                  92
                                                       ----------          ---------
Balance at June 30, 2002                            $      1,728       $      63,820
                                                       ===========        ==========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                    For the Three Months Ended
(In thousands)                                                                            June 30,
                                                                               ------------------------------
                                                                                   2002             2001
                                                                               -------------     ------------
OPERATING ACTIVITIES
  Net income                                                                 $      2,161       $      1,175
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses                                                        75                 25
      Depreciation, amortization and accretion                                        193               (210)
      ESOP and RRP expense                                                            128                 92
      Income taxes                                                                    131              1,111
      Gain on sale of real estate owned                                                --                (57)
      Other adjustments, net                                                          342               (584)
                                                                               ----------          ----------
            Net cash provided by operating activities                               3,030              1,552
                                                                               ----------          ---------

INVESTING ACTIVITIES
  Purchases of securities available for sale                                      (13,272)           (19,658)
  Proceeds from principal payments, maturities and calls of securities             20,826             25,433
  Disbursements for loan originations                                             (57,689)           (43,873)
  Principal collection on loans                                                    38,451             16,730
  Net decrease in certificates of deposit                                              --                991
  Proceeds from sales of real estate owned                                            114                254
  Purchases of premises and equipment                                                (208)               (37)
                                                                               -----------         ----------
                  Net cash used in investing activities                           (11,778)           (20,160)
                                                                               -----------         ----------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                              24,721             (2,379)
  Net decrease in mortgage escrow funds                                              (619)              (938)
  Issuance of stock pursuant to stock option plan                                      27                 --
  Purchases of treasury stock                                                          --               (483)
  Dividends paid on common stock                                                     (138)              (140)
                                                                               -----------         ----------
            Net cash provided by (used in) financing activities                    23,991             (3,940)
                                                                               -----------         ----------

  Increase in cash and cash equivalents                                            15,243            (22,548)
  Cash and cash equivalents at beginning of period                                 26,778             40,849
                                                                               ----------          ---------
  Cash and cash equivalents at end of period                                 $     42,021      $      18,301
                                                                               ==========          =========

SUPPLEMENTAL INFORMATION
  Interest paid                                                              $      3,348      $       5,341
  Income taxes paid (received)                                                      1,250             (1,109)
   Loans transferred to real estate owned                                              --                118
                                                                               ==========          =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reorganization and Stock Offerings

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

     Sound Federal Bancorp issued a total of 5,212,218 shares of its common stock in the Reorganization and Offering, consisting of 2,810,510 shares (or 53.92%) issued to the Mutual Holding Company, 102,200 shares (or 1.96%) issued to the Sound Federal Savings and Loan Association Charitable Foundation and 2,299,508 shares (or 44.12%) issued to other stockholders. After deducting offering costs of $1.1 million, the net cash proceeds from the Offering were $20.0 million.

     On June 13, 2002, the Mutual Holding Company adopted a plan to convert to a capital stock corporation. Upon conversion, shares of the Company's common stock held by the public will be exchanged for shares of a Delaware holding company which will become the Bank's parent company. In addition, shares of the Delaware holding company will be offered for sale to the Bank's depositors and certain borrowers in a subscription offering. The shares to be sold in the subscription offering represent the ownership interest of the Mutual Holding Company. The conversion and offering will result in additional capital and an increase in the number of shares outstanding.

2.       Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending March 31, 2003.

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

     The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 2002, included in the Company's 2002 Annual Report.

3.       Earnings Per Share

     Weighted average common shares used in calculating basic and diluted earnings per share ("EPS") for the three months ended June 30, 2002 were 4,650,458 and 4,744,132, respectively. For the quarter ended June 30, 2001, weighted average common shares used in calculating basic and diluted EPS were 4,632,924 and 4,661,953, respectively. Diluted EPS reflects incremental shares for stock options and unvested RRP shares, computed using the treasury stock method.

4.       Allowance for Loan Losses

     The allowance for loan losses is increased by provisions for loan losses charged to income and by recoveries of prior charge-offs, and is decreased by charge-offs. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management's periodic determination of the allowance is based on continuing reviews of the portfolio, using a consistently-applied methodology. The allowance for loan losses consists of losses inherent in the loan portfolio that are both probable and estimable at the date of the financial statements. In determining the allowance for loan losses, management considers factors such as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations affecting a borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions.

     Determining the allowance for loan losses involves significant management judgments utilizing the best information available. Those judgments are subject to further review by various sources, including the Company's regulators. Changes in the allowance may be necessary in the future based on changes in economic and real estate market conditions, new information obtained regarding known problem loans, the identification of additional problem loans and other factors, certain of which are outside of management's control.

     Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                          Three Months Ended               Year Ended
                                                June 30,                    March 31,
                                            2002            2001             2002
                                       -------------   -------------        --------
                                               (in thousands)
Balance at beginning of period....     $     2,221     $     2,047       $       2,047
Provision for loan losses.........              75              25                 175
Charge-offs.......................             --               --                 (15)
Recoveries........................             --               --                  14
                                       ------------    ------------      -------------
Balance at end of period..........     $     2,296     $     2,072       $       2,221
                                         =========       =========       =============


5.       Borrowings

     The Company had the following outstanding borrowings under securities repurchase agreements with the FHLB at June 30, 2002:

                                                                                                       Accrued
                                                                                                      Interest
        Maturity Date                 Call Features                   Rate         Borrowings          Payable
        -------------                 -------------                   ----         ----------          -------
                                                                                       (dollars in thousands)
      January 2008        Quarterly beginning January 2003             5.42%    $       9,883      $      101
      December 2008       Quarterly beginning November 2001            4.72             5,000              --
      March 2003                           None                        2.54             7,000              15
      March 2004                           None                        3.57             7,000              21
      March 2005                           None                        4.22             6,000              21
                                                                                  -----------        --------
                                                                       4.17%    $      34,883      $      158
                                                                                  ===========        ========

     The securities transferred to the FHLB subject to these repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $17.1 million and mortgage-backed securities available for sale with a carrying value of $18.9 million. Accrued interest receivable on these securities totaled $245,000 at June 30, 2002.

     An outstanding FHLB advance of $84,000 is included in borrowings in the consolidated balance sheets at June 30, 2002 and March 31, 2002. This advance bears interest at a fixed rate of 8.29% and matures in December 2002.

6.       Comprehensive Income

     Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale.

     The Company's other comprehensive income (loss) is summarized as follows for the three months ended June 30:

                                                                                           2002             2001
                                                                                           ----             ----
                                                                                              (In thousands)
           Net unrealized holding gain (loss) arising during the
                period on securities available for sale..................             $      1,023  $       (250)
           Related deferred income tax effect............................                     (396)          101
                                                                                              -----     --------

           Other comprehensive income (loss).............................             $        627     $    (149)
                                                                                              ====        =======

     The Company's accumulated other comprehensive income, which is included in stockholders' equity, is summarized as follows:


                                                                                     June 30,           March 31,
                                                                                       2002               2002
                                                                                     ---------         ---------
                                                                                            (In thousands)

           Net unrealized holding gain on securities available for sale..           $    2,985        $   1,962
           Additional minimum pension liability..........................                 (170)            (170)
           Related deferred income taxes.................................               (1,087)            (691)
                                                                                    -----------       ---------
           Accumulated other comprehensive income......................             $    1,728        $   1,101
                                                                                    ===========       =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's results of operations depend primarily upon its net interest income, which is the difference between income earned on interest-earning assets, such as loans and securities, and the interest expense paid on deposits. The Company's operations are affected to a much lesser degree by non-interest income, such as banking service charges and fees. Net income is also affected by, among other things, provisions for loan losses and non-interest expenses. The Company's principal operating expenses, aside from interest expense, are compensation and benefits, occupancy and equipment, data processing service fees, advertising and promotion and other expenses such as ATM expenses, professional fees and insurance premiums. The Company's results of operations also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies affecting fiscal affairs, housing and financial institutions, monetary policies of the Federal Reserve System, and the actions of bank regulatory authorities.

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

Recent Developments

     On June 13 2002, the Mutual Holding Company adopted a plan to convert to a capital stock corporation. Upon conversion, shares of the Company's common stock held by the public will be exchanged for shares of a Delaware holding company which will become the Bank's parent company. In addition, shares of the Delaware holding company will be offered for sale to the Bank's depositors and certain borrowers in a subscription offering. The shares to be sold in the subscription offering represent the ownership interest of the Mutual Holding Company.

Financial Condition

     The Company's total assets amounted to $651.5 million at June 30, 2002 as compared to $624.0 million at March 31, 2002. Net loans increased $19.0 million or 4.6% to $437.4 million at June 30, 2002 as compared to $418.4 million at March 31, 2002. Cash and cash equivalents increased $15.2 million to $42.0 million at June 30, 2002 as compared to $26.8 million at March 31, 2002. These increases were funded principally by a $24.7 million increase in deposits and a $6.4 million decrease in securities. Total deposits amounted to $544.6 million at June 30, 2002, as compared to $519.9 million at March 31, 2002. Total stockholders' equity increased $2.8 million to $63.8 million at June 30, 2002 as compared to $61.0 million at March 31, 2002, primarily attributable to $2.2 million in net income and a $627,000 increase in accumulated other comprehensive income.

Results of Operations

     General. Net income amounted to $2.2 million or $0.46 per common share for the quarter ended June 30, 2002, as compared to $1.2 million or $0.25 per common share for the quarter ended June 30, 2001. The increase in net income for the current quarter was due primarily to a $2.3 million increase in net interest income, partially offset by increases of $509,000 in non-interest expense and $688,000 in income tax expense.

     Net Interest Income. Net interest income for the quarter ended June 30, 2002 amounted to $6.3 million, a $2.3 million increase from the same period in the prior year. The interest rate spread was 4.02% and 2.90% for the quarters ended June 30, 2002 and 2001, respectively. The net interest margin for those periods was 4.19% and 3.13%, respectively. The increases in the interest rate spread and net interest margin are the result of declining market interest rates during calendar 2001. The decrease in market interest rates reduced the cost of our interest-bearing liabilities faster than the rates on our interest-earning assets such as loans or securities. However, if market interest rates decrease further, interest rate spread and net interest margin may decrease since competitive factors could prohibit lowering interest rates on deposit accounts any further. In addition, as interest rates increase, the cost of interest-bearing liabilities will increase faster than the rates on our interest-earning assets, also causing decreases in net interest rate spread and net interest margin.

     Interest Income. Interest income totaled $9.8 million during the quarter ended June 30, 2002 as compared to $9.4 million for the same period in the prior year. This increase is due to an $85.4 million increase in average interest-earning assets to $601.5 million during the quarter ended June 30, 2002 as compared to $516.1 million for the same quarter in the prior year, offset partially by a 73 basis point decrease in the average yield on interest-earning assets to 6.55% from 7.28%. The increase in the average balance of interest-earning assets was due primarily to deposit growth, including deposits from a branch that was opened in December 2001. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans and adjustable-rate repricings of our securities portfolio during periods of declining interest rates (particularly the second half of calendar 2001).

     Loans. Interest income on loans increased $1.8 million or 31.0% to $7.6 million for the quarter ended June 30, 2002 as compared to $5.8 million for the same quarter in 2001. This increase is due to a $120.8 million increase in the average balance of loans to $426.5 million from $305.7 million, partially offset by a 47 basis point decrease in the yield earned to 7.16% from 7.63%.

     The growth of the loan portfolio is principally a result of increased originations as borrowers sought to take advantage of the lowest mortgage interest rates in forty years. The low market interest rates created a robust housing market and also compelled many consumers to refinance their existing mortgage loans. The Company originated $57.7 million of loans during the quarter ended June 30, 2002 as compared to $43.9 million for the same quarter in the prior year. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the average yield earned on the loan portfolio decreased during fiscal 2002 and the first quarter of fiscal 2003. The yield on the loan portfolio may decrease further until market interest rates begin to increase.

     Mortgage-Backed Securities. Interest on mortgage-backed securities decreased $970,000 to $1.5 million for the quarter ended June 30, 2002, due primarily to a decrease of $40.9 million in the average balance to $97.5 million and a decrease of 97 basis points in the average yield to 6.22% from 7.19%. The lower average balances in the current year reflect principal repayments and prepayments on mortgage-backed securities, which the Bank used to fund loan growth.

     Other Securities. Interest on other securities decreased $137,000 to $528,000 for the quarter ended June 30, 2002, as compared to the same quarter in 2001, due to a 210 basis point decrease in the average yield to 4.78% from 6.88% partially offset by a $5.5 million increase in the average balance to $44.3 million. The decrease in the average yield is the result of declining interest rates during fiscal 2002.

     Federal Funds Sold and Other Overnight Deposits. For the quarter ended June 30, 2002, interest on Federal funds sold and other overnight deposits decreased $202,000 to $105,000, reflecting a 302 basis point decrease in the average yield earned to 1.45%, partially offset by a $1.4 million increase in the average balance to $29.0 million. The decrease in the average yield earned reflects the declining interest rate environment during fiscal 2002.

     Interest Expense. Interest expense for the quarter ended June 30, 2002 totaled $3.5 million, as compared to $5.3 million for the quarter ended June 30, 2001. The decrease in interest expense is due to a decrease in the average cost of liabilities to 2.53% from 4.38% resulting from declining market interest rates during fiscal 2002. The average balance of interest-bearing liabilities increased $72.5 million to $561.8 million for the quarter ended June 30, 2002 from $489.3 million for the same quarter in the prior year.

     Interest expense on time deposits totaled $2.6 million for the current quarter as compared to $4.3 million for the same quarter in 2001. The decrease is due primarily to a 263 basis point decrease in the average cost to 3.20% from 5.83%, offset partially by a $27.1 million increase in the average balance of time deposits to $320.6 million from $293.5 million in the same quarter last year. Interest on savings accounts amounted to $311,000 for the current quarter as compared to $511,000 for the quarter ended June 30, 2001. The decrease is a result of an 85 basis point decrease in the average cost of savings accounts to 1.05% from 1.90%, offset partially by a $10.9 million increase in the average balance of savings accounts to $118.7 million. Interest expense on other deposits (NOW and money market accounts) amounted to $234,000 for the quarter ended June 30, 2002 as compared to $279,000 for the same quarter in the prior year. The average cost of these accounts decreased 50 basis points to 1.13% and the average balance increased $14.6 million to $83.2 million.

     For the quarter ended June 30, 2002, interest expense on borrowings amounted to $416,000 as compared to $269,000 in the prior year. The average balance of borrowings for the current quarter was $34.9 million and the average cost was 4.78%. For the quarter ended June 30, 2001, the average balance of borrowings was $14.7 million and the average cost was 7.33%. The increase in FHLB borrowings was used by the Company to fund loan originations during fiscal 2002.

     Provision for Loan Losses. Management regularly reviews the Company's loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of known and inherent losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represent 90.8% of total loans at June 30, 2002, are generally evaluated on an aggregate or "pool" basis. The Company's allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Company's market area.

     The provision for loan losses was $75,000 for the quarter ended June 30, 2002 as compared to $25,000 for the quarter ended June 30, 2001. Non-performing loans amounted to $952,000 or 0.22% of total loans at June 30, 2002, as compared to $1.1 million or 0.35% of total loans at June 30, 2001. The allowance for loan losses amounted to $2.3 million or 0.52% of total loans at June 30, 2002 and $2.2 million or 0.53% of total loans at March 31, 2002.

     Non-Interest Income. Non-interest income totaled $170,000 and $196,000 for the quarters ended June 30, 2002 and 2001, respectively. Non-interest income consists principally of service charges on deposit accounts, late charges on loans and various other service fees. Service fees amounted to $170,000 for the quarter ended June 30, 2002 as compared to $139,000 for the same quarter in 2001. The quarter ended June 30, 2001 included a gain on the sale of real estate owned of $57,000.

     Non-Interest Expense. Non-interest expense totaled $2.8 million for the quarter ended June 30, 2002 as compared to $2.3 million for the quarter ended June 30, 2001. This increase is due primarily to increases of $203,000 in compensation and benefits, $123,000 in occupancy and equipment and $154,000 in other non-interest expenses. The increase in compensation and benefits is primarily due to a new branch location opened in December 2001, increased costs related to lending operations and overall internal growth. Occupancy and equipment expense was higher in the current quarter as a result of a $125,000 refund of property taxes related to branch locations that reduced expenses for the quarter ended June 30, 2001. Other non-interest expenses increased primarily due to the new branch location and internal growth to support lending and branch operations.

     Income Taxes. Income tax expense amounted to $1.4 million and $688,000 for the quarters ended June 30, 2002 and 2001, respectively. The effective tax rates for those same periods were 38.9% and 36.9%, respectively.

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

     The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds and adjustable rate mortgage-backed securities. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. For the quarter ended June 30, 2002, the Company originated loans totaling $57.7 million and purchased $13.3 million of securities. These disbursements were funded in part by $20.8 million in principal payments, maturities and calls of securities and $38.5 million in loan principal repayments. For the year ended March 31, 2002, the Company originated $220.4 million of loans and purchased $57.7 million of securities.

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

     At June 30, 2002, the Company had outstanding loan origination commitments of $70.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from June 30, 2002, totaled $270.4 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At June 30, 2002, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

     The following table sets forth the capital position of the Bank as of June 30, 2002 and March 31, 2002. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp.


                                                                                       OTS
                                                                                    Requirements
                                                                  --------------------------------------------
                                                                    Minimum Capital         Classification as
                                             Bank Actual               Adequacy             Well Capitalized
                                         -----------------        -------------------      -------------------
                                         Amount      Ratio        Amount       Ratio       Amount     Ratio
                                         ------      -----        ------       -----       ------     -----
                                                                 (Dollars in thousands)
June 30, 2002
Tangible capital....................  $   42,113       6.6%      $   9,528        1.5%
Tier I (core) capital...............      42,113       6.6          25,405        4.0     $   31,757     5.0%
Risk-based capital:
   Tier I...........................      42,113      13.1                                    19,341     6.0
   Total............................      44,410      13.8          25,788        8.0         32,236    10.0

March 31, 2002
Tangible capital....................  $   39,865       6.5%      $   9,139        1.5%
Tier I (core) capital...............      39,865       6.5          24,371        4.0     $   30,464     5.0%
Risk-based capital:
   Tier I...........................      39,865      12.7                                    18,776     6.0
   Total............................      42,087       3.5          25,035        8.0         31,294    10.0



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 2002, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended June 30, 2002, there were no significant changes in the Company's assessment of market risk.

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

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 99.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  The  Company  filed a Report  on Form 8-K on June 19,  2002  under  Item 5,
     "Other  Events".   The  Form  8-K  included  the  Company's  press  release
     announcing the adoption of a Plan of Conversion and Reorganization.

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






                                         Sound Federal Bancorp
                                         ----------------------------------
                                        (Registrant)





                                     By: /s/ Anthony J. Fabiano
                                         -----------------------------------
                                         Anthony J. Fabiano
                                         Duly Authorized and Chief Financial
                                          and Accounting Officer


August 12, 2002

                                                                   Exhibit 99.1


      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



     Richard P. McStravick, Chief Executive Officer and Anthony J. Fabiano, Chief Financial Officer of Sound Federal Bancorp (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-Q for the quarter ended June 30, 2002 and that to his knowledge:

(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 12, 2002                                  /s/ Richard P. McStravick
------------------                                -------------------------
Date                                              Richard P. McStravick,
                                                  Chief Executive Officer


August 12, 2002                                   /s/ Anthony J. Fabiano
------------------                                -------------------------
Date                                              Anthony J. Fabiano,
                                                  Chief Financial Officer