Form 10-Q
period 2002-09-30
SOUND FEDERAL BANCORP
filed 2002-11-14
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------

                                    FORM 10-Q

         (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


                                                        Shares
                                                   Outstanding at
                Class                             November 13, 2002
              --------------                      -----------------
               Common  Stock,                        4,778,292
               par value, $0.10

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheets at September 30, 2002 and March 31, 2002         1

  Consolidated Statements of Income for the Three and Six Months
   Ended September 30, 2002 and 2001                                           2

  Consolidated Statement of Changes in Stockholders' Equity for the Six Months
   Ended September 30, 2002                                                    3

  Consolidated Statements of Cash Flows for the Six Months
   Ended September 30, 2002 and 2001                                           4

  Notes to Unaudited Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           17

Item 4.   Controls and Procedures                                             17


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

         Signatures                                                           19

 Certification of Chief Executive Officer Pursuant to Section 302 of
  the Sarbanes-Oxley Act of 2002                                              20

 Certification of Chief Financial Officer Pursuant to Section 302 of
  the Sarbanes-Oxley Act of 2002                                              21

Part 1. - Financial Information
Item 1.  Financial Statements


Sound Federal Bancorp and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)                                                              September 30,           March 31,
                                                                                         2002                  2002
                                                                                 --------------------- ---------------------

Assets
Cash and due from banks                                                          $   8,851                 6,931
Federal funds sold and other overnight deposits                                     33,428                19,847
                                                                                 -----------        -------------
   Total cash and cash equivalents                                                  42,279                26,778
                                                                                 -----------        -------------
Securities available for sale, at fair value (including $36,966 and $35,779 pledged as collateral for borrowings under repurchase agreements at
   September 30, 2002 and March 31, 2002, respectively)                            159,178               150,231
Loans, net:
  Mortgage loans                                                                   443,423               419,120
  Consumer loans                                                                     1,647                 1,469
  Allowance for loan losses (Note 4)                                                (2,346)               (2,221)
                                                                                 -----------         ------------
            Total loans, net                                                       442,724               418,368
                                                                                 -----------         ------------

 Accrued interest receivable                                                         3,464                 3,241
 Federal Home Loan Bank stock                                                        4,141                 4,141
Premises and equipment, net                                                          5,613                 5,459
 Deferred income taxes                                                                 144                   942
 Goodwill                                                                           13,970                13,970
 Other assets                                                                        1,119                   855
                                                                                 -----------          ------------
            Total assets                                                          $672,632               623,985
                                                                                 ===========          ============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                        $565,834               519,905
  Borrowings (Note 5)                                                               35,012                34,922
  Mortgagors' escrow funds                                                           2,788                 5,021
  Accrued expenses and other liabilities                                             2,819                 3,122
                                                                                 ----------           -------------
            Total liabilities                                                      606,453               562,970
                                                                                 ----------           -------------
Stockholders' equity (Note 1):
 Preferred stock ($0.10 par value; 10,000,000 shares authorized;
      none issued and outstanding)                                                       -                     -
   Common stock ($0.10 par value; 20,000,000 shares authorized; 5,223,218 and
      5,220,218 shares issued at September 30, 2002 and March 31, 2002,
      respectively)                                                                    522                   522
   Additional paid-in capital                                                       22,660                22,525
   Treasury stock, at cost (444,926 shares at September 30, 2002 and
      at March 31, 2002)                                                            (4,350)               (4,350)
   Common stock held by Employee Stock Ownership Plan ("ESOP")                      (1,009)               (1,105)
   Common stock awards under the Recognition and Retention Plan ("RRP")               (172)                 (244)
   Retained earnings                                                                46,444                42,566
   Accumulated other comprehensive income, net of taxes (Note 6)                     2,084                 1,101
                                                                                 ----------            ------------
            Total stockholders' equity                                              66,179                61,015
                                                                                 -----------           ------------
            Total liabilities and stockholders' equity                            $672,632               623,985
                                                                                 ===========           ============

See accompanying notes to unaudited consolidated financial statements.



Sound Federal Bancorp and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                        For the Quarter Ended          For the Six Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------   ------------------------------
                                                         2002         2001               2002         2001
Interest and Dividend Income
 Loans                                                $ 7,626      $  6,270           $ 15,240        $ 12,083
 Mortgage-backed and other securities                   2,007         2,949              4,047           6,096
 Federal funds sold and other overnight deposits          127           187                232             494
 Other earning assets                                      38            58                 84             156
                                                     ---------     ---------         ----------       ---------
 Total interest and dividend income                      9,798        9,464             19,603          18,829
                                                     ---------     ---------         ----------       ---------
Interest Expense
 Deposits                                                3,102        4,683              6,186           9,737
 Borrowings                                                411          257                827             526
 Other interest-bearing liabilities                         17           21                 37              37
                                                     ---------     ---------         ----------       ---------
 Total interest expense                                  3,530        4,961              7,050          10,300
                                                     ----------     ---------         ----------       ---------
Net interest income                                      6,268        4,503             12,553           8,529
 Provision for loan losses (Note 4)                         50           25                125              50
                                                     ---------     ---------         ----------       ---------
 Net interest income after provision for loan losses     6,218        4,478             12,428           8,479
                                                     ---------     ---------         ----------       ---------

Non-Interest Income
 Service charges and fees                                  211          169                381             308
 Gain on sale of real estate owned                          13            -                 13              57
                                                     ---------     ---------         ----------       ---------
 Total non-interest income                                 224          169                394             365
                                                     ---------     ---------         ----------       ---------

Non-Interest Expense
 Compensation and benefits                               1,623          1,251            3,051          2,476
 Occupancy and equipment                                   385            372              829            693
 Data processing service fees                              258            215              487            407
 Advertising and promotion                                 278            153              426            309
 Other                                                     665            430            1,259            870
                                                     ---------      ---------         ----------     ---------
 Total non-interest expense                              3,209          2,421            6,052          4,755
                                                     ---------      ---------         ----------     ---------

 Income before income tax expense                        3,233          2,226            6,770          4,089
 Income tax expense                                      1,203            854            2,579          1,542
                                                     ---------      ---------         ----------     ---------
 Net income                                           $  2,030       $  1,372          $ 4,191        $ 2,547
                                                     =========      =========         ==========     =========

Basic earnings per share (Note 3)                     $   0.44       $   0.30          $  0.90        $  0.55
                                                     =========      =========         ==========     =========
Diluted earnings per share (Note 3)                   $   0.43       $   0.29          $  0.88        $  0.55
                                                     =========      =========         ==========     =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 2002
(Unaudited)
(Dollars in thousands, except per share data)


                                                                                                 Common        Comon
                                                                 Addtional                       Stock         Stock
                                                     Common       Paid-In        Treasury        Held By       Awards
                                                     Stock        Capital         Stock          ESOP          Under RRP
                                                  -----------    ----------     ----------      --------      ----------
Balance at March 31, 2002                          $    522       $ 22,525      $ (4,350)       $ (1,105)      $  (244)
Net income                                               -             -             -              -               -
Other comprehensive income (Note 6)                      -             -             -              -               -

  Total comprehensive income
Dividends paid ($0.16 per share)                         -             -             -              -               -
Issuance of stock pursuant to stock option plan          -              27           -              -               -
Vesting of RRP shares                                    -             -             -              -                72
ESOP shares committed to be released for
    allocation                                           -             108           -                96             -
                                                  ----------     -----------    ---------     -----------       ---------
Balance at September 30, 2002                      $    522       $ 22,660      $(4,350)       $  (1,009)       $  (172)
                                                  ==========     ===========    =========     ===========       =========


Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 2002
(Unaudited)
(Dollars in thousands, except per share data)

                                                                     Accumulated
                                                                        Other               Total
                                                    Retained         Comprehensive       Stockholders
                                                    Earnings            Income              Equity
                                                   ----------        -------------       -------------
Balance at March 31, 2002                          $  42,566         $   1,101            $  61,015
Net income                                             4,191                -                 4,191
Other comprehensive income (Note 6)                        -                -                   983
                                                                                           --------
  Total comprehensive income                                                                  5,174
Dividends paid ($0.16 per share)                        (313)               -                  (313)
Issuance of stock pursuant to stock option plan            -                -                    27
Vesting of RRP shares                                      -                -                    72
ESOP shares committed to be released for
    allocation                                             -                -                   204
                                                   ----------        -------------        ----------
Balance at September 30, 2002                      $  46,444         $   2,084             $ 66,179
                                                   ==========        =============        ==========


See accompanying notes to unaudited consolidated financial statements.



Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                         For the Six Months Ended
(In thousands)                                                                           September 30,
                                                                            -----------------------------------------
                                                                                   2002                  2001
                                                                            --------------------  -------------------
OPERATING ACTIVITIES
  Net income                                                                    $   4,191            $     2,547
  Adjustments to reconcile net income to net cash provided
      by operating activities:
  Provision for loan losses                                                           125                     50
  Depreciation, amortization and accretion                                            532                   (496)
  ESOP and RRP expense                                                                276                    190
  Income taxes                                                                        216                  2,253
  Gain on sale of real estate owned                                                   (13)                   (57)
  Other adjustments, net                                                             (552)                  (265)
                                                                            --------------------  -------------------
           Net cash provided by operating activities                                4,775                  4,222
                                                                            --------------------  -------------------

INVESTING ACTIVITIES
  Purchases of securities available for sale                                      (46,561)               (24,421)
  Proceeds from principal payments, maturities and calls of securities             39,238                 48,428
  Disbursements for loan originations, net of principal repayments                (24,986)               (46,234)
  Net decrease in certificates of deposit                                               -                  1,491
  Proceeds from sales of real estate owned                                            127                    254
  Purchases of premises and equipment                                                (502)                   (52)
                                                                            --------------------  -------------------
          Net cash used in investing activities                                   (32,684)               (20,534)
                                                                            --------------------  -------------------


FINANCING ACTIVITIES
  Net increase in deposits                                                         45,929                  6,943
  Net decrease in mortgagors' escrow funds                                         (2,233)                (1,867)
  Issuance of stock pursuant to stock option plan                                      27                    -
  Purchases of treasury stock                                                           -                   (483)
  Dividends paid on common stock                                                     (313)                  (273)
                                                                            --------------------  -------------------
          Net cash provided by financing activities                                43,410                  4,320
                                                                            --------------------  -------------------

  Increase (decrease) in cash and cash equivalents                                 15,501                (11,992)
  Cash and cash equivalents at beginning of period                                 26,778                 40,849
                                                                            --------------------  -------------------
  Cash and cash equivalents at end of period                                    $  42,279            $    28,857
                                                                            ====================  ===================

SUPPLEMENTAL INFORMATION
Interest paid                                                                   $   7,018            $    10,155
Income taxes paid (received)                                                        2,316                   (657)
Loans transferred to real estate owned                                                171                    253
                                                                            ====================  ==================

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

3.       Earnings Per Share

     Weighted average common shares used in calculating basic and diluted earnings per share ("EPS") for the three months ended September 30, 2002 were 4,659,180 and 4,769,165, respectively. For the quarter ended September 30, 2001, weighted average common shares used in calculating basic and diluted EPS were 4,613,294 and 4,670,645, respectively.

     For the six months ended September 30, 2002, weighted average shares for calculating basic and diluted earnings per share were 4,658,360 and 4,761,360; for the six months ended September 30, 2001 the respective weighted average shares were 4,627,392 and 4,672,320.

     Diluted EPS reflects incremental shares for stock options and unvested RRP shares, computed using the treasury stock method.

4.       Allowance for Loan Losses

     The allowance for loan losses is increased by provisions for loan losses charged to income and by recoveries of prior charge-offs, and is decreased by charge-offs. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management's periodic determination of the allowance is based on continuing reviews of the portfolio, using a consistently-applied methodology. The allowance for loan losses consists of losses that are both probable and estimable at the date of the financial statements. In determining the allowance for loan losses, management considers factors such as the Company's past loan loss experience, known risks in the portfolio, adverse situations affecting a borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions.

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

     Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                             Three Months Ended               Six Months Ended              Year Ended
                                                 September 30,                 September 30,                March 31,
                                       -------------   -------------   -------------  ------------          ---------
                                            2002            2001            2002           2001               2002
                                       -------------   -------------   -------------  ------------          ---------
                                                                       (in thousands)
Balance at beginning of period....     $     2,296     $     2,072     $     2,221    $     2,047      $         2,047
Provision for loan losses.........              50              25             125             50                  175
Charge-offs.......................              --              --              --             --                  (15)
Recoveries........................              --              --              --             --                   14
                                         ---------       ---------       ---------      ---------           ----------
Balance at end of period..........     $     2,346     $     2,097     $     2,346    $     2,097                2,221
                                         =========       =========       =========      =========           ===========

5.       Borrowings

     The Company had the following outstanding borrowings under securities repurchase agreements with the FHLB at September 30, 2002:


                              Coupon
                              ------                               Accrued
   Maturity Date               Rate           Borrowings      Interest Payable
   -------------               ----           ----------      ----------------
                                                   (dollars in thousands)
   January 2008 (1)            5.42%      $       9,928       $       101
   December 2008(2)            4.72               5,000                --
   March 2003                  2.54               7,000                15
   March 2004                  3.57               7,000                21
   March 2005                  4.22               6,000                21
                                             --------------      -----------
                               4.17%      $      34,928       $       158
                                             ==============      ===========

(1) Callable quarterly beginning January 2003 (2) Callable quarterly since November 2001

     The securities transferred to the FHLB subject to these repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $15.5 million and mortgage-backed securities available for sale with a carrying value of $21.5 million. Accrued interest receivable on these securities totaled $301,000 at September 30, 2002.

     An outstanding FHLB advance of $84,000 is included in borrowings in the consolidated balance sheets at September 30, 2002 and March 31, 2002. This advance bears interest at a fixed rate of 8.29% and matures in December 2002.

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

     The Company's other comprehensive income represents net unrealized holding gains and losses arising during the period on securities available for sale, net of related income taxes, as follows:


                                                       Three Months Ended              Six Months Ended
                                                           September 30,                   September 30,
                                                 ------------------------------    --------------------------
                                                      2002            2001            2002           2001
                                                 -------------   -------------     -----------   ------------
                                                                        (in thousands)
Net unrealized holding gain arising during
 the period on securities available for sale...   $    580     $       901         $   1,603     $       661
Related deferred income tax effect.............       (224)           (342)             (620)           (251)
                                                  ----------   -------------       -----------   -------------
Other comprehensive income.....................   $    356     $       559         $     983     $       410
                                                  ==========   =============       ===========   =============


     The Company's accumulated other comprehensive income, which is included in stockholders' equity, is summarized as follows:


                                                                          September 30,          March 31,
                                                                              2002                2002
                                                                          ------------        --------------
                                                                                     (In thousands)

  Net unrealized holding gain on securities available for sale......       $  3,565             $   1,962
  Additional minimum pension liability..............................           (170)                 (170)
  Related deferred income taxes......................                        (1,311)                 (691)
                                                                          -----------           -----------
    Accumulated other comprehensive income......................          $   2,084             $   1,101
                                                                          ===========           ===========


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

Financial Condition

     Assets. Assets totaled $672.6 million at September 30, 2002 as compared to $624.0 million at March 31, 2002. Net loans increased $24.4 million, or 5.8%, to $442.7 million at September 30, 2002 as compared to $418.4 million at March 31, 2002. The increase in net loans primarily reflects our continued strong level of loan originations, which totaled $90.3 million during the six months ended September 30, 2002, and which were partially offset by loan principal repayments of $66.4 million during the period. Securities available for sale increased $8.9 million, or 6.0%, to $159.2 million at September 30, 2002, as compared to $150.2 million at March 31, 2002. Federal funds sold and other overnight deposits increased $13.6 million to $33.4 million during the same period. These increases were funded principally by a $45.9 million increase in deposits.

     Liabilities. Deposits totaled $565.8 million at September 30, 2002, as compared to $519.9 million at March 31, 2002. Certificates of deposit increased $28.7 million to $341.0 million from $312.3 million, savings and club accounts increased $6.5 million to $125.1 million from $118.6 million and money market accounts increased $2.6 million to $38.6 million from $36.0 million. Borrowings totaled $35.0 million at September 30, 2002, as compared to $34.9 million at March 31, 2002. Borrowings at September 30, 2002 consisted of Federal Home Loan Bank borrowings.

     Stockholders' Equity. Total stockholders' equity increased $5.2 million, or 8.5% to $66.2 million at September 30, 2002, as compared to $61.0 million at March 31, 2002. The increase in stockholders' equity reflects $4.2 million in net income and an increase of $983,000 in accumulated other comprehensive income, partially offset by dividends paid of $313,000. Our equity to assets ratio was 9.84% at September 30, 2002, as compared to 9.78% at March 31, 2002.

Comparison of Results of Operations for the Three Months Ended
 September 30, 2002 and 2001

     Net Income. Net income amounted to $2.0 million or diluted earnings per share of $0.43 for the quarter ended September 30, 2002, as compared to $1.4 million or diluted earnings per share of $0.29 for the quarter ended September 30, 2001. The increase in net income for the current quarter was due primarily to an increase of $1.8 million in net interest income, partially offset by increases of $788,000 in non-interest expense and $349,000 in income tax expense.

     Interest Income. Interest income totaled $9.8 million during the quarter ended September 30, 2002, as compared to $9.5 million for the same period in the prior year. This increase was due to an increase of $105.6 million in average interest-earning assets to $630.5 million during the quarter ended September 30, 2002, as compared to $524.9 million for the same quarter in the prior year, offset partially by a 98 basis point decrease in the average yield on interest-earning assets to 6.17% from 7.15%. The increase in the average balance of interest-earning assets was due primarily to increases in loans and in federal funds sold and other overnight deposits, partially offset by a decrease in mortgage-backed securities. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans and the repricing of our adjustable-rate securities portfolio during periods of declining interest rates, and particularly during the second half of calendar 2001. In addition, federal funds sold and other overnight deposits, which earn less interest than longer-term interest-earning assets, represent a larger portion of interest-earning assets. Federal funds sold and other overnight deposits represented 6.0% of interest-earning assets for the quarter ended September 30, 2002, as compared to 3.8% for the same period in the prior year.

     Loans. Interest income on loans increased $1.3 million to $7.6 million for the quarter ended September 30, 2002, as compared to $6.3 million for the same quarter in 2001. This increase is due to an increase of $112.3 million in the average balance of loans to $440.2 million from $327.9 million, partially offset by a 72 basis point decrease in the yield earned to 6.87% from 7.59%.

     The growth of the loan portfolio was principally a result of increased originations as borrowers sought to take advantage of the lowest mortgage interest rates in 40 years. The low market interest rates created a robust housing market and also compelled many consumers to refinance their existing mortgage loans. We originated $37.7 million of loans during the three months ended September 30, 2002. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued in the first six months of fiscal 2003. The yield on the loan portfolio may decrease further until market interest rates begin to increase.

     Mortgage-Backed Securities. Interest on mortgage-backed securities decreased $771,000 to $1.5 million for the quarter ended September 30, 2002, as compared to $2.3 million for the quarter ended September 30, 2001. This decrease was due primarily to a decrease of $23.7 million in the average balance to $105.0 million and a decrease of 132 basis points in the average yield to 5.72% from 7.04%. The lower average balances in the current year reflect principal repayments and prepayments on mortgage-backed securities, which we used to fund loan growth.

     Other Securities. Interest on other securities decreased $171,000 to $494,000 for the quarter ended September 30, 2002, as compared to the same quarter in 2001, due to a 164 basis point decrease in the average yield to 4.54% from 6.18%, which has partially offset by an increase of $528,000 in the average balance to $43.2 million. The decrease in the average yield reflects the decrease in market interest rates during fiscal 2002. Federal Funds Sold and Other Overnight Deposits. For the quarter ended September 30, 2002, interest on Federal funds sold and other overnight deposits decreased $60,000 to $127,000, reflecting a 226 basis point decrease in the average yield earned to 1.34%, partially offset by an increase of $17.1 million in the average balance to $37.6 million. The decrease in the average yield reflects the decrease in market interest rates during fiscal 2002.

     Interest Expense. Interest expense for the quarter ended September 30, 2002 totaled $3.5 million as compared to $5.0 million for the quarter ended September 30, 2001. The decrease in interest expense was due to a decrease in the average cost of liabilities to 2.40% from 4.04%, resulting from declining market interest rates during fiscal 2002. The average balance of interest-bearing liabilities increased $92.1 million to $584.2 million for the quarter ended September 30, 2002 from $492.1 million for the same quarter in the prior year.

     Interest expense on certificates of deposit totaled $2.6 million for the quarter ended September 30, 2002 as compared to $4.0 million for the same quarter in 2001. The decrease was due primarily to a 225 basis point decrease in the average cost to 3.09% from 5.34%, offset partially by an increase of $38.7 million in the average balance of certificates of deposit to $332.3 million from $293.6 million in the same quarter last year. The decrease in the average cost of certificates of deposit was the result of the decrease in interest rates during fiscal 2002.

     Interest on savings accounts amounted to $330,000 for the quarter ended September 30, 2002, as compared to $455,000 for the quarter ended September 30, 2001. The decrease was the result of a 60 basis point decrease in the average cost of savings accounts to 1.05% from 1.65%, offset partially by an increase of $15.7 million in the average balance of savings accounts to $125.1 million.

     Interest expense on other deposits (NOW and money market accounts) amounted to $188,000 for the quarter ended September 30, 2002 as compared to $275,000 for the same quarter in the prior year. The average cost of these accounts decreased 70 basis points, offset partially by an increase of $16.7 million in the average balance of these accounts.

     For the quarter ended September 30, 2002, interest expense on borrowings amounted to $411,000 as compared to $257,000 in the prior year. The average balance of borrowings for the current quarter was $35.0 million and the average cost was 4.66%. For the quarter ended September 30, 2001, the average balance of borrowings was $14.8 million and the average cost was 6.90%. We used the increase in Federal Home Loan Bank borrowings to fund loan originations.

     Net Interest Income. Net interest income for the quarter ended September 30, 2002 amounted to $6.3 million, an increase of $1.8 million, or 39.2%, from $4.5 million for the same quarter in the prior year. The interest rate spread was 3.77% and 3.11% for the quarters ended September 30, 2002 and 2001, respectively. The net interest margin for those periods was 3.94% and 3.40%, respectively.

     The increases in interest rate spread and net interest margin are a result of decreasing market interest rates in calendar 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster than the rates on interest-earning assets such as loans or securities. However, if market interest rates decrease further, interest rate spread and net interest margin may decrease since competitive factors could inhibit our ability to lower interest rates on deposit accounts any further. Our interest rate spread and net interest margin may also come under pressure as the full effect of recent mortgage refinancings is reflected in asset yields. In addition, if interest rates increase, the cost of our interest-bearing liabilities will increase faster than the rates on our interest-earning assets, also causing decreases in our net interest rate spread and net interest margin.

     Provision for Loan Losses. Management regularly reviews our loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 90.9% of total loans at September 30, 2002, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

     The provision for loan losses was $50,000 for the quarter ended September 30, 2002 as compared to $25,000 for the quarter ended September 30, 2001. Non-performing loans amounted to $876,000, or 0.20% of total loans at September 30, 2002, as compared to $1.1 million, or 0.33% of total loans at September 30, 2001. The allowance for loan losses amounted to $2.3 million, or 0.53% of total loans at September 30, 2002 and $2.2 million, or 0.53% of total loans at March 31, 2002. There were no charge-offs for the quarters ended September 30, 2002 and 2001. The increase in the provision for loan losses reflects our continued substantial origination of adjustable-rate mortgage loans in the portfolio and overall portfolio growth. Adjustable rate mortgage loans can involve greater credit risk than fixed rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At September 30, 2002, adjustable rate loans accounted for 17.8% of total loans as compared to 15.0% at March 31, 2002 and 6.0% at September 30, 2001.

     Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, fees earned on the sale of investment products, late charges on loans and various other service fees. Non-interest income totaled $224,000 and $169,000 for the quarters ended September 30, 2002 and 2001, respectively and included service fees of $211,000 and $169,000 for the same respective quarters. Service fees include fees of $67,000 and $34,000 generated by Mamaroneck Advisors, Inc. during the quarters ended September 30, 2002 and 2001, respectively. Mamaroneck Advisors, Inc. is our service corporation that sells investment and insurance products.

     Non-Interest Expense. Non-interest expense totaled $3.2 million for the quarter ended September 30, 2002, as compared to $2.4 million for the quarter ended September 30, 2001. This increase was due primarily to increases of $372,000 in compensation expense, $125,000 in advertising and promotion expense and $235,000 in other non-interest expense. The increases in non-interest expense were due primarily to operating expenses for the New Rochelle and Somers branches, which were opened in December 2001 and July 2002, respectively, as well as internal growth to support lending and branch operations.

     Income Taxes. Income tax expense amounted to $1.2 million and $854,000 for the quarters ended September 30, 2002 and 2001, respectively. The effective tax rates for those same periods were 37.2% and 38.4%, respectively.

Comparison of Results of Operations for the Six Months Ended
September 30, 2002 and 2001

     Net Income. Net income amounted to $4.2 million or diluted earnings per share of $0.88 for the six months ended September 30, 2002, as compared to $2.5 million or diluted earnings per share of $0.55 for the same period in the prior year. The increase in net income for the six months ended September 30, 2002 was due to an increase of $4.0 million in net interest income, partially offset by an increase of $1.3 million in non-interest expense and an increase of $1.0 million in income tax expense.

     Interest Income. Interest income totaled $19.6 million for the six months ended September 30, 2002, as compared to $18.8 million for the same period in the prior year. The increase in interest income reflects an increase of $95.5 million in average interest-earning assets to $616.4 million as compared to $520.9 million for the same period in the prior year, partially offset by an 87 basis point decrease in the average yield on interest-earning assets to 6.34% from 7.21%. The increase in the average balance of interest-earning assets was due primarily to increases in loans and in federal funds sold and other overnight deposits, partially offset by a decrease in mortgage-backed securities. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans and the repricing of our adjustable-rate securities portfolio during periods of declining interest rates, and particularly during the second half of calendar 2001. In addition, federal funds sold and other overnight deposits, which earn less interest than longer-term interest-earning assets, represent a larger portion of interest-earning assets. Federal funds sold and other overnight deposits represented 5.4% of interest-earning assets for the six months ended September 30, 2002, as compared to 4.5% for the same period in the prior year.

     Loans. For the six months ended September 30, 2002, interest income on loans amounted to $15.2 million as compared to $12.1 million for the same period in the prior year. This increase was due to an increase of $114.3 million in the average balance of loans partially offset by a 54 basis point decrease in the yield earned to 7.01% from 7.55%.

     The growth of the loan portfolio was principally a result of increased originations, discussed above. We originated $90.3 million of loans during the six months ended September 30, 2002. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued in the first six months of fiscal 2003. The yield on the loan portfolio may decrease further until market interest rates begin to increase.

     Mortgage-Backed Securities. Interest on mortgage-backed securities for the six months ended September 30, 2002, decreased $1.7 million to $3.0 million as compared to $4.7 million for the same period in the prior year. The decrease was due to a decrease of $30.8 million in the average balance to $101.2 million and a decrease of 124 basis points in the average yield to 5.96% from 7.20%. The lower average balances in the current year reflect principal repayments and prepayments on mortgage-backed securities, which we used to fund loan growth.

     Other Securities. For the six months ended September 30, 2002, interest on other securities decreased $309,000 to $1.0 million as compared to $1.3 million for the same period in the prior year. The decrease was due to a decrease in the average yield of 184 basis points to 4.66% from 6.50% partially offset by an increase of $2.9 million in the average balance to $43.7 million for the six months ended September 30, 2002.

     Federal Funds Sold and Other Overnight Deposits. For the six months ended September 30, 2002, interest on federal funds and other overnight deposits decreased $258,000 to $232,000, reflecting a 276 basis point decrease in the average yield to 1.39%, partially offset by an increase of $9.8 million in the average balance to $33.3 million. The decrease in the average yield reflects the decrease in market interest rates during fiscal 2002.

     Interest Expense. For the six months ended September 30, 2002, interest expense on interest-bearing liabilities decreased $3.2 million to $7.1 million, as compared to $10.3 million for the six months ended September 30, 2001. The decrease in interest expense was due to a 173 basis point decrease in the average cost to 2.45% from 4.18%, partially offset by an increase of $81.8 million in the average balance of interest-bearing liabilities to $573.3 million.

     For the six months ended September 30, 2002, interest expense on certificates of deposit amounted to $5.1 million as compared to $8.2 million for the same period in the prior year. The decrease was due to a 244 basis point decrease in the average cost to 3.14%, partially offset by a $32.7 million increase in the average balance of certificates of deposit to $326.4 million as compared to $293.7 million for the same period in the prior year.

     For the six months ended September 30, 2002, interest on savings accounts decreased $326,000 to $640,000 as compared to the same period in the prior year. The average cost of savings accounts decreased 72 basis points to 1.05% partially offset by an increase in the average balance of savings accounts of $12.9 million to $121.9 million for the same periods.

     For the six months ended September 30, 2002, interest expense on other deposits amounted to $403,000 as compared to $554,000 for the same period in the prior year. The average cost of these accounts decreased 65 basis points, partially offset by an increase of $15.8 million in the average balance of these accounts

     For the six months ended September 30, 2002, interest expense on borrowings was $827,000 as compared to $526,000 for the same period in the prior year. The increase in interest expense was due to an increase in the average balance of borrowings of $20.2 million to $35.0 million, partially offset by a decrease in the average cost of borrowings of 239 basis points to 4.72%. We used the increase in borrowings to fund loan originations.

     Net Interest Income. For the six months ended September 30, 2002, net interest income amounted to $12.6 million as compared to $8.5 million for the same period in the prior year. The interest rate spread was 3.89% and 3.03% and the net interest margin was 4.06% and 3.27% for the respective periods. The increases in interest rate spread and net interest margin were the result of decreasing market interest rates in calendar 2001. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster than the rates on interest-earning assets such as loans or securities.

     Provision  for Loan Losses.  The provision for loan losses was $125,000 for the six months ended September 30, 2002 as compared to $50,000 for the same period in the prior year. Non-performing loans amounted to $876,000 or 0.20% of total loans at September 30, 2002, as compared to $1.1 million or 0.33% of total loans at September 30, 2001. The allowance for loan losses amounted to $2.3 million or 0.53% of total loans at September 30, 2002 and $2.2 million or 0.53% of total loans at March 31, 2002. There were no charge-offs during the six months ended September 30, 2002 and 2001. The increase in the provision for loan losses reflects our continued substantial origination of adjustable-rate mortgage loans and overall portfolio growth. Adjustable-rate mortgage loans can involve greater credit risk than fixed-rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At September 30, 2002, adjustable rate loans accounted for 17.8% of total loans as compared to 15.0% at March 31, 2002 and 6.0% at September 30, 2001.

     Non-Interest Income. Non-interest income for the six months ended September 30, 2002 totaled $394,000 as compared to $365,000 for the six months ended September 30, 2001, and included service fees of $381,000 and $308,000 for the respective periods. The increase in service fees was due primarily to fees of $108,000 and $49,000 from the sale of investment products for the respective six-month periods. Non-interest income for the six months ended September 30, 2002 included a gain on the sale of real estate owned of $13,000 as compared to $57,000 for the same period in 2001.

     Non-Interest Expense. For the six months ended September 30, 2002, non-interest expense increased $1.3 million to $6.1 million as compared to $4.8 million for the same period in the prior year. This increase was due primarily to increases of $575,000 in compensation and benefits, $136,000 in occupancy and equipment expense, $117,000 in advertising and promotion expense and $389,000 in other non-interest expense. The increases in non-interest expense were due primarily to operating expenses for the New Rochelle and Somers branches, which were opened in December 2001 and July 2002, respectively, as well as internal growth to support lending and branch operations.

     Income Taxes. For the six months ended September 30, 2002, income tax expense amounted to $2.6 million and $1.5 million, respectively. The effective tax rates for those same periods were 38.1% and 37.7%, respectively.

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

     The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds and adjustable rate mortgage-backed securities. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. For the six months ended September 30, 2002, the Company originated loans totaling $90.3 million and purchased $46.6 million of securities. These disbursements were funded in part by $39.2 million in principal payments, maturities and calls of securities and $66.4 million in loan principal repayments. For the year ended March 31, 2002, the Company originated $220.4 million of loans and purchased $57.7 million of securities.

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

     At September 30, 2002, the Company had outstanding loan origination commitments of $67.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 2002, totaled $269.3 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At September 30, 2002, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

     The following table sets forth the capital position of the Bank as of September 30, 2002 and March 31, 2002. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp.


                                                                                 OTS Requirements
                                                                 ------------------------------------------------
                                                                    Minimum Capital            Classification as
                                             Bank Actual               Adequacy                 Well Capitalized
                                         ------------------------------------------------------------------------
                                         Amount       Ratio        Amount       Ratio        Amount     Ratio
                                         ------       -----        ------       -----        ------     -----
                                                                 (Dollars in thousands)
September 30, 2002
Tangible capital....................  $   44,254       6.8%       $   9,813        1.5%
Tier I (core) capital...............      44,254       6.8           26,170        4.0     $   32,711      5.0%
Risk-based capital:
   Tier I...........................      44,254      13.2                                     20,192      6.0
   Total............................      46,601      13.9           26,923        8.0         33,653     10.0

March 31, 2002
Tangible capital....................  $   39,865       6.5%       $   9,139        1.5%
Tier I (core) capital...............      39,865       6.5           24,371        4.0     $   30,464      5.0%
Risk-based capital:
   Tier I...........................      39,865       12.7                                    18,776      6.0
   Total............................      42,087       13.5          25,035        8.0         31,294     10.0


Impact of Recent Accounting Pronouncements

     SFAS No. 143, "Accounting for Asset Retirement Obligations," is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not expect that the adoption of this pronouncement will impact our results of operations or financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this pronouncement did not affect our results of operations or financial condition.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. Among other things, the standard changes the income statement classification of gains and losses from early extinguishments of debts. Management does not expect that the provisions of this statement will impact our results of operations or financial condition.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and requires that a liability be recognized for these costs only when incurred, while existing practice calls for recognition of a liability when an entity commits to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to impact our results of operations or financial condition.

     SFAS No, 147, "Acquisitions of Certain Financial Institutions," was issued in October 2002 and eliminates the requirement to amortize an excess of fair value of liabilities assumed over the fair value of assets acquired in certain acquisitions of financial institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions. Management does not expect that the provisions of SFAS No. 147 will impact our results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At September 30, 2002, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended September 30, 2002, there were no significant changes in the Company's assessment of market risk.

Item 4.  Controls and Procedures

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

     There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on August 8, 2002. The purpose of the meeting was the election of three directors of the Company and the ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending March 31, 2003. The results of the votes were as follows:

Proposal 1 - Election of Directors

                                       For              Withheld
                                   -------------------------------------
        Bruno J. Gioffre            4,433,296            33,925
        James  Staudt               4,464,896             2,325
        Richard P. McStravick       4,463,381             3,840

Proposal 2 - Ratification of Appointment of KPMG LLP

              For                    Against                     Abstain
       ------------------      ----------------------        -----------------
           4,428,916                 30,799                       7,506

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 99.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Sound Federal Bancorp
                                          (Registrant)

                                  By:      /s/ Anthony J. Fabiano
                                         ---------------------------------------
                                          Anthony J. Fabiano
                                          Duly Authorized and Chief Financial
                                           and Accounting Officer


November 14, 2002

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Richard P. McStravick, President and Chief Executive Officer, certify that:

(1)  I have  reviewed  this  quarterly  report  on Form  10-Q of  Sound  Federal
     Bancorp;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                         /s/ Richard P. McStravick
---------------------                     -----------------------------------
Date                                      Richard P. McStravick
                                          President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Anthony J. Fabiano, Senior Vice President and Chief Financial Officer, certify that:

(1)  I have  reviewed  this  quarterly  report  on Form  10-Q of  Sound  Federal
     Bancorp;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                            /s/ Anthony J. Fabiano
---------------------                        -----------------------------------
Date                                         Anthony J. Fabiano
                                             Senior Vice President and
                                               Chief Financial Officer

                                                                   Exhibit 99.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



     Richard P. McStravick,  President and Chief Executive Officer,  and Anthony
J. Fabiano, Senior Vice President and Chief Financial Officer of Sound Federal Bancorp (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2002 and that to the best of his knowledge:

(1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.




November 14, 2002                         /s/ Rochard P. McStravick
---------------------                      -----------------------------------
Date                                       Ricahrd P. McStravick
                                           President and Chief Executive Officer

November 14, 2002                          /s/ Anthony J. Fabiano
---------------------                      -----------------------------------
Date                                       Anthony J. Fabiano
                                           Senior Vice President and
                                             Chief Financial Officer