Form 10-Q
period 2002-12-31
SOUND FEDERAL BANCORP INC
filed 2003-02-14
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                       OR
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-24811

                           SOUND FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              22-3887679
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

     Indicate by check mark whether the registrant is an accelerated filer pursuant to Rule 12(b)-2 of the Securities Exchange Act of 1934.
 Yes _____ No X
            ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             Shares
                                                        Outstanding at
           Class                                      February 12, 2003
       --------------                                -------------------
        Common Stock,                                    13,225,000
        par value, $0.10

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheets at December 31, 2002 and March 31, 2002..........1

  Consolidated Statements of Income for the Quarter and Nine Months
  Ended December 31, 2002 and 2001.............................................2

  Consolidated Statement of Changes in Stockholders' Equity for the Nine Months
  Ended December 31, 2002......................................................3

  Consolidated Statements of Cash Flows for the Nine Months
  Ended December 31, 2002 and 2001.............................................4

  Notes to Unaudited Consolidated Financial Statements.........................5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........16

Item 4.   Controls and Procedures.............................................16

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities and Use of Proceeds............................17

Item 3.  Defaults upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................17

         Signatures...........................................................18


         Certification  of Chief Executive  Officer  Pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002................................19

         Certification  of Chief Financial  Officer  Pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002................................20

Part 1. - Financial Information
Item 1.  Financial Statements



Sound Federal Bancorp and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)                                                                  December 31,           March 31,
                                                                                  --------------------------------------------
                                                                                            2002                  2002
                                                                                  --------------------------------------------

Assets
Cash and due from banks                                                                   $ 9,801              $ 6,931
Federal funds sold and other overnight deposits                                            85,058               19,847
                                                                                        ---------            ---------
   Total cash and cash equivalents                                                         94,859               26,778
                                                                                        ---------            ---------
Securities available for sale, at fair value (including $37,079 and $35,779 pledged as collateral for borrowings under repurchase agreements at
   December 31, 2002 and March 31, 2002, respectively)                                    221,815              150,231
Loans, net:
  Mortgage loans                                                                          434,988              419,120
  Consumer loans                                                                            1,574                1,469
  Allowance for loan losses (Note 4)                                                       (2,396)              (2,221)
                                                                                        ---------            ---------
            Total loans, net                                                              434,166              418,368
                                                                                        ---------            ---------

 Accrued interest receivable                                                                3,505                3,241
 Federal Home Loan Bank stock                                                               4,141                4,141
 Premises and equipment, net                                                                5,468                5,459
 Goodwill                                                                                  13,970               13,970
 Other assets                                                                               1,541                1,797
                                                                                        ---------            ---------
            Total assets                                                                $ 779,465            $ 623,985
                                                                                        =========            =========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                              $ 592,417            $ 519,905
  Borrowings (Note 5)                                                                      34,973               34,922
  Mortgagors' escrow funds                                                                  5,574                5,021
  Stock subcription proceeds                                                               68,134                    -
  Due to brokers for securities purchased                                                   6,195                    -
  Accrued expenses and other liabilities                                                    3,926                3,122
                                                                                         --------             --------
            Total liabilities                                                             711,219              562,970
                                                                                         --------             --------
Stockholders' equity (Note 1):
   Preferred stock ($0.10 par value; 10,000,000 shares authorized;
      none issued and outstanding)                                                              -                    -
   Common stock ($0.10 par value; 20,000,000 shares authorized; 5,223,218 and
      5,220,218 shares issued at December 31, 2002 and March 31, 2002,
      respectively)                                                                           522                  522
   Additional paid-in capital                                                              22,756               22,525
   Treasury stock, at cost (444,926 shares)                                                (4,350)              (4,350)
   Common stock held by Employee Stock Ownership Plan ("ESOP")                               (961)              (1,105)
   Common stock awards under the Recognition and Retention Plan ("RRP")                      (136)                (244)
   Retained earnings                                                                       48,292               42,566
   Accumulated other comprehensive income, net of taxes (Note 6)                            2,123                1,101
                                                                                         --------              -------
            Total stockholders' equity                                                     68,246               61,015
                                                                                         --------              -------
            Total liabilities and stockholders' equity                                   $779,465             $623,985
                                                                                         ========             ========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                             For the Quarter Ended      For the Nine Months Ended
                                                         ----------------------------------------------------------------
                                                               December 31,                          December 31,
                                                         -----------------------            -----------------------------
                                                                2002            2001             2002              2001
                                                               -------         -------         -------            -------
Interest and Dividend Income
 Loans                                                         $ 7,527         $ 6,544         $ 22,767         $ 18,627
 Mortgage-backed and other securities                            2,130           2,651            6,177            8,747
 Federal funds sold and other overnight deposits                   158             234              390              728
 Other earning assets                                               55              16              139              172
                                                               -------         -------         --------         --------
 Total interest and dividend income                              9,870           9,445           29,473           28,274
                                                               -------         -------         --------         --------
Interest Expense
 Deposits                                                        3,025           4,393            9,211           14,130
 Borrowings                                                        409             241            1,236              767
 Other interest-bearing liabilities                                 38              16               75               53
                                                               -------         -------         --------         --------
 Total interest expense                                          3,472           4,650           10,522           14,950
                                                               -------         -------         --------         --------
 Net interest income                                             6,398           4,795           18,951           13,324
 Provision for loan losses (Note 4)                                 50              75              175              125
                                                               -------         -------         --------         --------
 Net interest income after provision for loan losses             6,348           4,720           18,776           13,199
                                                               -------         -------         --------         --------

Non-Interest Income
 Service charges and fees                                          229             167              610              475
 Gain on sale of real estate owned                                   -              27               13               84
                                                               -------         -------         --------         --------
 Total non-interest income                                         229             194              623              559
                                                               -------         -------         --------         --------

Non-Interest Expense
 Compensation and benefits                                       1,650           1,205            4,701            3,681
 Occupancy and equipment                                           495             441            1,324            1,134
 Data processing service fees                                      237             273              724              680
 Advertising and promotion                                         328             109              754              418
 Other                                                             620             507            1,879            1,377
                                                               -------         -------         --------         --------
 Total non-interest expense                                      3,330           2,535            9,382            7,290
                                                               -------         -------         --------         --------

 Income before income tax expense                                3,247           2,379           10,017            6,468
 Income tax expense                                              1,220             914            3,799            2,456
                                                               -------         -------         --------         --------
 Net income                                                    $ 2,027         $ 1,465          $ 6,218          $ 4,012
                                                               =======         =======         ========         ========
Basic earnings per share (Note 3)                               $ 0.43          $ 0.32           $ 1.33           $ 0.87
                                                               =======         =======         ========         ========
Diluted earnings per share (Note 3)                             $ 0.42          $ 0.31           $ 1.30           $ 0.86
                                                               =======         =======         ========         ========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended December 31, 2002
(Unaudited)
(Dollars in thousands, except per share data)

                                                                                               Common        Common
                                                                  Additional                   Stock         Stock
                                                       Common       Paid-In      Treasury     Held By        Awards       Retained
                                                        Stock       Capital       Stock         ESOP       Under RRP      Earnings
Balance at March 31, 2002                                  $ 522     $ 22,525     $ (4,350)     $ (1,105)       $ (244)    $ 42,566
Net income                                                     -            -            -             -             -        6,218
Other comprehensive income (Note 6)                            -            -            -             -             -            -

  Total comprehensive income
Dividends paid ($0.25 per share)                               -            -            -             -             -         (492)
Issuance of stock pursuant to stock option plan                -           27            -             -             -            -
Vesting of RRP shares                                          -            -            -             -           108            -
ESOP shares committed to be released for
    allocation                                                 -          204            -           144             -            -
                                                     ------------ ------------  ----------- ------------- -------------  -----------
Balance at December 31, 2002                               $ 522     $ 22,756     $ (4,350)       $ (961)       $ (136)    $ 48,292
                                                     ============ ============  =========== ============= =============  ===========


See accompanying notes to unaudited consolidated financial statements.


                                                      Accumulated
                                                       Other             Total
                                                   Comprehensive   Stockholders'
                                                      Income            Equity
Balance at March 31, 2002                            $ 1,101         $ 61,015
Net income                                                 -            6,218
Other comprehensive income (Note 6)                    1,022            1,022
                                                                    -----------
  Total comprehensive income                                            7,240
Dividends paid ($0.25 per share)                           -             (492)
Issuance of stock pursuant to stock option plan            -               27
Vesting of RRP shares                                      -              108
ESOP shares committed to be released for
    allocation                                             -              348
                                                     ----------     ------------
Balance at December 31, 2002                         $ 2,123         $ 68,246
                                                     ==========     ============


Sound Federal Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                                   For the Nine Months Ended
(In thousands)                                                                                       December 31,
                                                                                           ------------------------------
                                                                                               2002               2001
                                                                                           ------------        ----------
OPERATING ACTIVITIES
  Net income                                                                                $ 6,218               $ 4,012
  Adjustments to reconcile net income to net cash provided
      by operating activities:
  Provision for loan losses                                                                     175                   125
  Depreciation, amortization and accretion                                                    1,035                  (613)
  ESOP and RRP expense                                                                          394                   287
  Income taxes                                                                                   19                 2,331
  Gain on sale of real estate owned                                                             (13)                  (84)
  Other adjustments, net                                                                        467                   213
                                                                                          ----------            ---------
           Net cash provided by operating activities                                          8,295                 6,271
                                                                                          ----------            ---------

INVESTING ACTIVITIES
  Purchases of securities available for sale                                               (127,045)              (37,879)
  Proceeds from principal payments, maturities and calls of
      securities available for sale                                                          63,229                69,703
  Disbursements for loan originations, net of principal repayments                          (16,639)              (63,640)
  Net decrease in certificates of deposit                                                         -                 2,491
  Proceeds from sales of real estate owned                                                      127                   400
  Purchases of premises and equipment                                                          (538)                 (111)
                                                                                          ----------            ---------
          Net cash used in investing activities                                             (80,866)              (29,036)
                                                                                          ----------            ---------


FINANCING ACTIVITIES
  Net increase in deposits                                                                   72,512                35,261
  Net increase in mortgagors' escrow funds                                                      553                   542
  Repayment of borrowings                                                                       (82)                    -
  Increase in stock subscription proceeds                                                    68,134                     -
  Issuance of stock pursuant to stock option plan                                                27                     -
  Purchases of treasury stock                                                                     -                  (483)
  Dividends paid on common stock                                                               (492)                 (377)
                                                                                          ----------            ---------
          Net cash provided by financing activities                                         140,652                34,943
                                                                                          ----------            ---------

  Increase in cash and cash equivalents                                                      68,081                12,178
  Cash and cash equivalents at beginning of period                                           26,778                40,849
                                                                                          ----------            ---------
  Cash and cash equivalents at end of period                                               $ 94,859              $ 53,027
                                                                                          ==========            =========
SUPPLEMENTAL INFORMATION
Interest paid                                                                              $ 10,459              $ 14,918
Income taxes paid (received)                                                                  2,316                   (63)
Non-cash investing activities:
   Loans transferred to real estate owned                                                       171                   253
   Increase in due to brokers for securities purchased                                        6,195                     -
                                                                                          ==========             =========


See accompanying notes to unaudited consolidated financial statements.
                                       4

Sound Federal Bancorp and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reorganization and Stock Offerings

     On October 8, 1998, Sound Federal Bancorp issued shares of its common stock in connection with a Plan of Reorganization ("the "Reorganization") and related Subscription and Community Offering (the "Offering"). In the Reorganization, Sound Federal Savings and Loan Association converted from a federally chartered mutual savings association to a federally chartered stock savings association (the "Conversion"). Sound Federal Savings and Loan Association became the wholly-owned subsidiary of Sound Federal Bancorp, which became the majority-owned subsidiary of Sound Federal, MHC (the "Mutual Holding Company").

     Sound Federal Bancorp issued a total of 5,212,218 shares of its common stock in the Reorganization and Offering, consisting of 2,810,510 shares (or 53.92%) issued to the Mutual Holding Company and 2,401,708 shares (or 46.08%) issued to other stockholders. After deducting offering costs of $1.1 million, the net cash proceeds from the Offering were $20.0 million.

     On June 13, 2002, the Mutual Holding Company adopted a plan to convert to a capital stock corporation. The conversion was completed on January 6, 2003. Upon conversion, shares of Sound Federal Bancorp common stock held by the public were exchanged for shares of Sound Federal Bancorp, Inc., a Delaware holding company, which became the parent company of Sound Federal Savings (the "Bank") (as part of the transaction, Sound Federal Savings and Loan Association changed its name to Sound Federal Savings). In addition, shares of Sound Federal Bancorp, Inc. were offered for sale to the Bank's depositors and certain borrowers in a subscription offering. The shares sold in the subscription offering represent the ownership interest of the Mutual Holding Company.

     Sound Federal Bancorp, Inc. sold 7,780,737 shares of common stock at $10.00 per share in the offering completed on January 6, 2003. In addition, each outstanding share of common stock of Sound Federal Bancorp was converted into
2.7667 shares of the new corporation resulting in the issuance of 5,444,263 shares. A total of 13,225,000 shares are now outstanding as a result of the offering and share exchange. Net cash proceeds from the offering amounted to $70.1 million, including $5.1 million withdrawn from deposit accounts to fill subscriptions.

2.       Basis of Presentation

     The presentation contained in this Form 10-Q reflects the financial statements of Sound Federal Bancorp, the federal mid-tier corporation predecessor to Sound Federal Bancorp, Inc. References to the Company, unless the context indicates otherwise, refer to Sound Federal Bancorp and its consolidated subsidiary, the Bank.

     The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending March 31, 2003.
                                       5

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

     The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 2002, included in the Company's 2002 Annual Report on Form 10-K.

3.       Earnings Per Share

     Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended December 31, 2002 were 4,667,902 and 4,787,104, respectively. For the nine months ended December 31, 2002, weighted average shares for calculating basic and diluted earnings per share were 4,667,357 and 4,777,363, respectively.

     For the three months ended December 31, 2001, weighted average common shares used in calculating basic and diluted earnings per share were 4,622,016 and 4,677,645, respectively. For the nine months ended December 31, 2001, weighted average shares for calculating basic and diluted earnings per share were 4,631,398 and 4,679,120, respectively.

     Diluted earnings per share reflects incremental shares for stock options and unvested RRP shares, computed using the treasury stock method.

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

     Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                             Three Months Ended              Nine Months Ended             Year Ended
                                                 December 31,                    December 31,               March 31,
                                       ------------------------------  ---------------------------         ---------
                                            2002            2001            2002           2001               2002
                                       -------------   -------------   -------------  ------------         ---------
                                                               (in thousands)
Balance at beginning of period....     $     2,346     $     2,097     $     2,221    $     2,047        $    2,047
Provision for loan losses.........              50              75             175            125               175
Mortgage loans charged off........              --             (13)             --            (13)              (15)
Recoveries........................              --              12              --             12                14
                                         ---------       ----------      ---------      ----------        ----------
Balance at end of period..........     $     2,396     $     2,171     $     2,396    $     2,171        $    2,221
                                         =========       =========       =========      =========         ==========


5.       Borrowings

     The Company had the following outstanding borrowings under securities repurchase agreements with the Federal Home Loan Bank (the "FHLB") at December 31, 2002:


                                Coupon
                                ------                               Accrued
    Maturity Date                Rate           Borrowings      Interest Payable
    -------------                ----           ----------      ----------------
                                                     (dollars in thousands)
    January 2008 (1)             5.42%      $       9,973       $        94
    December 2008(2)             4.72               5,000                --
    March 2003                   2.54               7,000                15
    March 2004                   3.57               7,000                21
    March 2005                   4.22               6,000
                                               --------------
                                                                         21
                                 4.17%      $      34,973       $       151
                                                 ===========         =========

     (1)  Callable quarterly beginning January 2003
     (2)  Callable quarterly since November 2001

     The securities transferred to the FHLB subject to these repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $13.7 million and mortgage-backed securities available for sale with a carrying value of $23.4 million at December 31, 2002. Accrued interest receivable on these securities totaled $316,000 at December 31, 2002.

6.       Comprehensive Income (Loss)

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

     The Company's other comprehensive income (loss) represents net unrealized holding gains and losses arising during the period on securities available for sale, net of related income taxes, as follows:


                                                       Three Months Ended            Nine Months Ended
                                                           December 31,                December 31,
                                                 -----------------------------  -------------------------
                                                      2002            2001           2002            2001
                                                 -------------   -------------  -------------   ---------
                                                                        (in thousands)
Net unrealized holding gain (loss) arising during
 the period on securities available for sale.........$   68     $   (1,153)    $     1,671     $     (642)
Related deferred income tax effect..................    (29)           438            (649)           337
                                                     -----------  -------------    ---------    ----------
Other comprehensive income (loss).................   $   39     $     (715)    $     1,022     $     (305)
                                                      =========    ==========      =========    ==========


     The Company's accumulated other comprehensive income, which is included in stockholders' equity, is summarized as follows:


                                                                           December 31,          March 31,
                                                                              2002                 2002
                                                                              ----                 ----
                                                                                    (In thousands)

Net unrealized holding gain on securities available for sale......         $  3,633             $     1,962
Additional minimum pension liability..............................             (170)                   (170)
Related deferred income taxes......................                          (1,340)                   (691)
                                                                         -----------               --------
  Accumulated other comprehensive income......................             $  2,123             $     1,101
                                                                         ===========               ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The presentation contained in this Form 10-Q reflects the financial statements of Sound Federal Bancorp, the federal mid-tier corporation predecessor to Sound Federal Bancorp, Inc. References to the Company, unless the context indicates otherwise, refer to Sound Federal Bancorp and its consolidated subsidiary, the Bank.

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

Recent Developments

     On June 13, 2002, the Mutual Holding Company adopted a plan to convert to a capital stock corporation. The conversion was completed on January 6, 2003. Upon conversion, shares of Sound Federal Bancorp common stock held by the public were exchanged for shares of Sound Federal Bancorp, Inc., a Delaware holding company, which became the parent company of Sound Federal Savings (the "Bank") (as part of the transaction, Sound Federal Savings and Loan Association changed its name to Sound Federal Savings). In addition, shares of Sound Federal Bancorp, Inc. were offered for sale to the Bank's depositors and certain borrowers in a subscription offering. The shares sold in the subscription offering represent the ownership interest of the Mutual Holding Company.

     Sound Federal Bancorp, Inc. sold 7,780,737 shares of common stock at $10.00 per share in the offering completed on January 6, 2003. In addition, each outstanding share of common stock of Sound Federal Bancorp was converted into
2.7667 shares of the new corporation resulting in the issuance of 5,444,263 shares. A total of 13,225,000 shares are now outstanding as a result of the offering and share exchange. Net cash proceeds from the offering amounted to $70.1 million, including $5.1 million withdrawn from deposit accounts to fill subscriptions.

Financial Condition

     Assets. Assets totaled $779.5 million at December 31, 2002 as compared to $624.0 million at March 31, 2002. The $155.5 million increase in total assets is primarily due to subscription proceeds received in the offering of $68.1 million and a $72.5 million increase in deposits. Federal funds sold and other overnight deposits increased $65.2 million to $85.1 million at December 31, 2002 as compared to $19.8 million at March 31, 2002. The increase in Federal funds reflects the subscription proceeds received in December 2002. These proceeds are expected to be redeployed into higher yielding assets as market conditions allow. Securities increased $71.6 million or 47.6% to $221.8 million at December 31, 2002 as compared to $150.2 million at March 31, 2002. Net loans increased $15.8 million or 3.8% to $434.2 million at December 31, 2002 as compared to $418.4 million at March 31, 2002.

     Liabilities. Deposits totaled $592.4 million at December 31, 2002, as compared to $519.9 million at March 31, 2002. Certificates of deposit increased $51.0 million to $363.3 million from $312.3 million, savings and club accounts increased $9.9 million to $128.5 million from $118.6 million and money market and NOW accounts increased $11.6 million to $100.6 million from $89.0 million. Borrowings totaled $35.0 million at December 31, 2002, as compared to $34.9 million at March 31, 2002. Borrowings at December 31, 2002 consisted of Federal Home Loan Bank borrowings.

     Subscription offering proceeds of $68.1 million at December 31, 2002 represents proceeds received in the Company's mutual-to-stock conversion. Such funds were held in a special interest-bearing escrow account pending completion of the conversion. This amount does not include amounts withdrawn from depositor accounts to fill subscription orders, stock acquired by the Company's Employee Stock Ownership Plan and offering expenses. The conversion was completed in January 2003 and, at that time, net proceeds from the offering of $70.1 million were recorded as additional stockholders' equity.

     Amounts that were due to brokers for securities purchased amounted to $6.2 million at December 31, 2002 (none at March 31, 2002). This amount represents securities purchased prior to December 31, 2002 with transaction settlement dates in January 2003.

     Stockholders' Equity. Total stockholders' equity increased $7.2 million or 11.7% to $68.2 million at December 31, 2002, as compared to $61.0 million at March 31, 2002. The increase in stockholders' equity reflects $6.2 million in net income and an increase of $1.0 million in accumulated other comprehensive income, partially offset by dividends paid of $492,000. The December 31, 2002 balance does not include the net proceeds from the offering which were added to stockholders' equity as of the close of the second-step conversion in January 2003. The Company's equity to assets ratio was 8.75% at December 31, 2002, as compared to 9.78% at March 31, 2002.

Comparison of Results of Operations for the Three Months Ended
 December 31, 2002 and 2001

     Net income. Net income amounted to $2.0 million or diluted earnings per share of $0.42 for the quarter ended December 31, 2002, as compared to $1.5 million, or $0.31 per diluted share for the quarter ended December 31, 2001. The increase in net income for the quarter ended December 31, 2002 as compared to the same quarter in the prior year is primarily attributable to a $1.6 million increase in net interest income, partially offset by increases of $818,000 in non-interest expense and $306,000 in income tax expense.

     Interest Income. Interest income totaled $9.9 million during the quarter ended December 31, 2002, as compared to $9.4 million for the same period in the prior year. This increase was due to an increase of $123.6 million in average interest-earning assets to $666.2 million during the quarter ended December 31, 2002, as compared to $542.6 million for the same quarter in the prior year, offset partially by a 103 basis point decrease in the average yield on interest-earning assets to 5.88% from 6.91%. The increase in the average balance of interest-earning assets was due primarily to increases in loans and in federal funds sold and other overnight deposits. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans and the repricing of adjustable-rate securities during recent periods of declining interest rates. In addition, federal funds sold and other overnight deposits, which earn less interest than longer-term interest-earning assets, represent a larger portion of interest-earning assets. Federal funds sold and other overnight deposits represented 8.6% of average interest-earning assets for the quarter ended December 31, 2002, as compared to 6.9% for the same period in the prior year. This increase is a result of the subscription proceeds received in December 2002, as well as an increase in the prepayment of mortgage loans and mortgage-backed securities as a result of the low interest rates.

     Loans. Interest income on loans increased $1.0 million to $7.5 million for the quarter ended December 31, 2002, as compared to $6.5 million for the same quarter in 2001. This increase is due to an increase of $92.9 million in the average balance of loans to $438.2 million from $345.3 million, partially offset by a 71 basis point decrease in the yield earned to 6.81% from 7.52%.

     The growth of the loan portfolio was principally a result of increased originations as borrowers sought to take advantage of the lowest mortgage interest rates in 40 years. The low market interest rates created a robust housing market and also compelled many consumers to refinance their existing mortgage loans. The Company originated $59.4 million of loans during the three months ended December 31, 2002, including $19.0 million of adjustable rate mortgage loans. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio has continued in fiscal 2003. The yield on the loan portfolio may decrease further until market interest rates begin to increase. The Company has not historically sold mortgage loans it originates.

     Mortgage-Backed Securities. Interest on mortgage-backed securities decreased $474,000 to $1.6 million for the quarter ended December 31, 2002, as compared to $2.1 million for the quarter ended December 31, 2001. This decrease was due primarily to a decrease of 190 basis points in the average yield to 5.43% from 7.33%, partially offset by an increase of $5.4 million in the average balance to $120.0 million from $114.6 million for the quarter ended December 31, 2001.

     Other Securities. Interest on other securities decreased $47,000 to $486,000 for the quarter ended December 31, 2002, as compared to $533,000 for the same quarter in 2001, due to a 95 basis point decrease in the average yield to 4.16% from 5.11%, which was partially offset by an increase of $5.0 million in the average balance to $46.4 million. The decrease in the average yield reflects the decrease in market interest rates during fiscal years 2002 and 2003.

     Federal Funds Sold and Other Overnight Deposits. For the quarter ended December 31, 2002, interest on Federal funds sold and other overnight deposits decreased $76,000 to $158,000, reflecting a 140 basis point decrease in the average yield earned to 1.10%, partially offset by an increase of $19.5 million in the average balance to $57.0 million. The increase in the average balance is due primarily to the subscription proceeds received in December and an increase in the prepayment of mortgage loans and mortgage-backed securities. The decrease in the average yield reflects the decrease in market interest rates during fiscal 2003.

     Interest Expense. Interest expense for the quarter ended December 31, 2002 totaled $3.5 million as compared to $4.7 million for the quarter ended December 31, 2001. The decrease in interest expense was due to a decrease in the average cost of liabilities to 2.22% from 3.66%, resulting from declining market interest rates during fiscal 2003. The average balance of interest-bearing liabilities increased $111.6 million to $621.3 million for the quarter ended December 31, 2002 from $509.7 million for the same quarter in the prior year.

     Interest expense on certificates of deposit totaled $2.6 million for the quarter ended December 31, 2002 as compared to $3.8 million for the same quarter in 2001. The decrease was due primarily to a 200 basis point decrease in the average cost to 2.86% from 4.86%, offset partially by an increase of $46.0 million in the average balance of certificates of deposit to $355.1 million from $309.1 million in the same quarter last year. The decrease in the average cost of certificates of deposit was the result of the decrease in interest rates during fiscal years 2002 and 2003.

     Interest expense on savings accounts amounted to $296,000 for the quarter ended December 31, 2002, as compared to $352,000 for the quarter ended December 31, 2001. The decrease was the result of a 38 basis point decrease in the average cost of savings accounts to 0.93% from 1.31%, offset partially by an increase of $19.2 million in the average balance of savings accounts to $126.1 million.

     Interest expense on other deposits (NOW and money market accounts) amounted to $165,000 for the quarter ended December 31, 2002 as compared to $256,000 for the same quarter in the prior year. The average cost of these accounts decreased 64 basis points to 0.74% from 1.38%, offset partially by an increase of $14.9 million in the average balance of these accounts.

     For the quarter ended December 31, 2002, interest expense on borrowings amounted to $409,000 as compared to $241,000 in the prior year. The average balance of borrowings for the current quarter was $35.0 million and the average cost was 4.64%. For the quarter ended December 31, 2001, the average balance of borrowings was $14.8 million and the average cost was 6.44%. The increase in Federal Home Loan Bank borrowings was used to fund loan originations.

     Net Interest Income. Net interest income for the quarter ended December 31, 2002 amounted to $6.4 million, an increase of $1.6 million, or 33.9%, from $4.8 million for the same quarter in the prior year. The interest rate spread was 3.66% and 3.25% for the quarters ended December 31, 2002 and 2001, respectively. The net interest margin for those periods was 3.81% and 3.51%, respectively.

     The increases in interest rate spread and net interest margin are a result of the cost of our interest-bearing liabilities decreasing faster than the rates on our interest-earning assets such as loans or securities during the recent period of declining interest rates. However, if market interest rates decrease further, interest rate spread and net interest margin may decrease since competitive factors could inhibit our ability to lower interest rates on deposit accounts any further. The interest rate spread and net interest margin may also come under pressure as the full effect of recent mortgage refinancings is reflected in asset yields. In addition, if interest rates increase, the cost of interest-bearing liabilities will increase faster than the rates on interest-earning assets, also causing decreases in net interest rate spread and net interest margin.

     Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 90.6% of total loans at December 31, 2002, are generally evaluated on an aggregate or "pool" basis. The allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the Company's market area.

     The provision for loan losses was $50,000 for the quarter ended December 31, 2002 as compared to $75,000 for the quarter ended December 31, 2001. Non-performing loans amounted to $795,000, or 0.18% of total loans at December 31, 2002, as compared to $771,000, or 0.21% of total loans at December 31, 2001. The allowance for loan losses amounted to $2.4 million, or 0.55% of total loans at December 31, 2002 and $2.2 million, or 0.53% of total loans at March 31, 2002. There were no charge-offs for the quarter ended December 31, 2002 as compared to $13,000 for the same period in the prior year. The increase in the allowance for loan losses reflects our continued substantial origination of adjustable-rate mortgage loans in the portfolio and overall portfolio growth. Adjustable rate mortgage loans can involve greater credit risk than fixed rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At December 31, 2002, adjustable rate loans accounted for 18.2% of total loans as compared to 15.0% at March 31, 2002 and 9.4% at December 31, 2001.

     Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, fees earned on the sale of investment products, late charges on loans and various other service fees. Non-interest income totaled $229,000 and $194,000 for the quarters ended December 31, 2002 and 2001, respectively, and included service fees of $229,000 and $167,000 for the same respective quarters. Service fees include fees of $32,000 and $53,000 generated by Mamaroneck Advisors, Inc. during the quarters ended December 31, 2002 and 2001, respectively. Mamaroneck Advisors, Inc. is a subsidiary that sells investment and insurance products.

     Non-Interest Expense. Non-interest expense totaled $3.3 million for the quarter ended December 31, 2002, as compared to $2.5 million for the quarter ended December 31, 2001. This increase was due primarily to increases of $445,000 in compensation expense, $219,000 in advertising and promotion expense and $113,000 in other non-interest expense. The increases in non-interest expense include operating expenses for the New Rochelle and Somers branches, which were opened in December 2001 and July 2002, respectively, as well as expenses related to internal growth to support lending and branch operations.

     Income Taxes. Income tax expense amounted to $1.2 million and $914,000 for the quarters ended December 31, 2002 and 2001, respectively. The effective tax rates for those same periods were 37.6% and 38.4%, respectively.


Comparison of Results of Operations for the Nine Months Ended
 December 31, 2002 and 2001

     Net Income. For the nine months ended December 31, 2002, net income amounted to $6.2 million or diluted earnings per share of $1.30 as compared to $4.0 million, or $0.86 per diluted share for the same period in the prior year. The increase in net income for the nine months ended December 31, 2002 is primarily due to a $5.7 million increase in net interest income, partially offset by increases of $2.1 million in non-interest expense and $1.3 million in income tax expense.

     Interest Income. Interest income totaled $29.5 million for the nine months ended December 31, 2002, as compared to $28.3 million for the same period in the prior year. The increase in interest income reflects an increase of $103.9 million in average interest-earning assets to $633.3 million as compared to $529.4 million for the same period in the prior year, partially offset by a 91 basis point decrease in the average yield on interest-earning assets to 6.18% from 7.09%. The increase in the average balance of interest-earning assets was due primarily to increases in loans and in federal funds sold and other overnight deposits, partially offset by a decrease in mortgage-backed securities. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans and the repricing of adjustable-rate securities during recent periods of declining interest rates. In addition, federal funds sold and other overnight deposits, which earn less interest than longer-term interest-earning assets, represent a larger portion of interest-earning assets. Federal funds sold and other overnight deposits represented 6.5% of interest-earning assets for the nine months ended December 31, 2002, as compared to 5.7% for the same period in the prior year. This increase is a result of the subscription proceeds received in December 2002, as well as an increase in the prepayment of mortgage loans and mortgage-backed securities as a result of the low interest rates.

     Loans. For the nine months ended December 31, 2002, interest income on loans amounted to $22.8 million as compared to $18.6 million for the same period in the prior year. This increase was due to an increase of $106.3 million in the average balance of loans, partially offset by a 57 basis point decrease in the yield earned to 6.95% from 7.52%.

     The growth of the loan portfolio was principally a result of increased originations, discussed above. We originated $149.7 million of loans during the nine months ended December 31, 2002. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued in the first nine months of fiscal 2003. The yield on the loan portfolio may decrease further until market interest rates begin to increase.

     Mortgage-Backed Securities. Interest on mortgage-backed securities for the nine months ended December 31, 2002 decreased $2.2 million to $4.7 million as compared to $6.9 million for the same period in the prior year. The decrease was due to a decrease of $18.1 million in the average balance to $107.5 million and a decrease of 151 basis points in the average yield to 5.76% from 7.27%. The lower average balances in the current year reflect principal repayments and prepayments on mortgage-backed securities, which were used to fund loan growth.

     Other Securities. For the nine months ended December 31, 2002, interest on other securities decreased $356,000 to $1.5 million as compared to $1.9 million for the same period in the prior year. The decrease was due to a decrease in the average yield of 154 basis points to 4.49% from 6.03%, partially offset by an increase of $3.6 million in the average balance to $44.6 million for the nine months ended December 31, 2002.

     Federal Funds Sold and Other Overnight Deposits. For the nine months ended December 31, 2002, interest on federal funds sold and other overnight deposits decreased $338,000 to $390,000, reflecting a 193 basis point decrease in the average yield to 1.25%, partially offset by an increase of $10.9 million in the average balance to $41.3 million. The decrease in the average yield reflects the decrease in market interest rates during fiscal 2003.

     Interest Expense. For the nine months ended December 31, 2002, interest expense on interest-bearing liabilities decreased $4.5 million to $10.5 million, as compared to $15.0 million for the nine months ended December 31, 2001. The decrease in interest expense was due to a 160 basis point decrease in the average cost to 2.37% from 3.97%, partially offset by an increase of $90.2 million in the average balance of interest-bearing liabilities to $589.6 million.

     For the nine months ended December 31, 2002, interest expense on certificates of deposit amounted to $7.7 million as compared to $12.0 million for the same period in the prior year. The decrease was due to a 226 basis point decrease in the average cost to 3.04%, partially offset by a $35.4 million increase in the average balance of certificates of deposit to $336.0 million as compared to $300.6 million for the same period in the prior year.

     For the nine months ended December 31, 2002, interest expense on savings accounts decreased $383,000 to $936,000 as compared to the same period in the prior year. The average cost of savings accounts decreased 62 basis points to 1.01%, partially offset by an increase of $15.7 million in the average balance of savings accounts to $123.3 million for the same periods.

     For the nine months ended December 31, 2002, interest expense on other deposits amounted to $568,000 as compared to $805,000 for the same period in the prior year. The average cost of these accounts decreased 62 basis points, partially offset by an increase of $15.0 million in the average balance of these accounts.

     For the nine months ended December 31, 2002, interest expense on borrowings was $1.2 million as compared to $767,000 for the same period in the prior year. The increase in interest expense was due to an increase of $20.2 million in the average balance of borrowings to $35.0 million, partially offset by a decrease of 219 basis points in the average cost of borrowings to 4.69%. The increase in borrowings was used to fund loan originations.

     Net Interest Income. For the nine months ended December 31, 2002, net interest income amounted to $19.0 million as compared to $13.3 million for the same period in the prior year. The interest rate spread was 3.81% and 3.12% and the net interest margin was 3.97% and 3.34% for the respective periods. The increases in interest rate spread and net interest margin were the result of the cost of our interest-bearing liabilities decreasing faster than the rates on our interest-earning assets such as loans or securities during a period of declining interest rates.

     Provision for Loan Losses. The provision for loan losses was $175,000 for the nine months ended December 31, 2002 as compared to $125,000 for the same period in the prior year. Non-performing loans amounted to $795,000 or 0.18% of total loans at December 31, 2002, as compared to $771,000 or 0.21% of total loans at December 31, 2001. The allowance for loan losses amounted to $2.4 million or 0.55% of total loans at December 31, 2002 and $2.2 million or 0.53% of total loans at March 31, 2002. There were no charge-offs during the nine months ended December 31, 2002 as compared to $13,000 for the same period in the prior year. The increase in the provision and allowance for loan losses reflects our continued substantial origination of adjustable-rate mortgage loans and overall portfolio growth. Adjustable-rate mortgage loans can involve greater credit risk than fixed-rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At December 31, 2002, adjustable rate loans accounted for 18.2% of total loans as compared to 15.0% at March 31, 2002 and 9.4% at December 31, 2001.

     Non-Interest Income. Non-interest income for the nine months ended December 31, 2002 totaled $623,000 as compared to $559,000 for the nine months ended December 31, 2001, and included service fees of $610,000 and $475,000 for the respective periods. The increase in service fees was due primarily to fees of $139,000 and $101,000 from the sale of investment products for the respective nine-month periods. Non-interest income for the nine months ended December 31, 2002 included a gain on the sale of real estate owned of $13,000 as compared to $84,000 for the same period in 2001.

     Non-Interest Expense. For the nine months ended December 31, 2002, non-interest expense increased $2.1 million to $9.4 million as compared to $7.3 million for the same period in the prior year. This increase was due primarily to increases of $1.0 million in compensation and benefits, $190,000 in occupancy and equipment expense, $336,000 in advertising and promotion expense and $502,000 in other non-interest expense. The increases in non-interest expense include operating expenses for the New Rochelle and Somers branches, which were opened in December 2001 and July 2002, respectively, as well as expenses related to internal growth to support lending and branch operations. Occupancy and equipment for the nine months ended December 31, 2001 includes $170,000 of pre-tax refunds of real estate taxes related to branch locations.

     Income Taxes. For the nine months ended December 31, 2002 and 2001, income tax expense amounted to $3.8 million and $2.5 million, respectively. The effective tax rates for those same periods were 37.9% and 38.0%, respectively.

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

     The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds and adjustable rate mortgage-backed securities. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. For the nine months ended December 31, 2002, the Company originated loans totaling $149.7 million and purchased $127.0 million of securities. These disbursements were funded in part by $63.2 million in principal payments, maturities and calls of securities, $132.1 million in loan principal repayments, an increase of $72.5 million in deposits and subscriptions of $68.1 million received from the stock conversion. For the year ended March 31, 2002, the Company originated $220.4 million of loans and purchased $57.7 million of securities.

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

     At December 31, 2002, the Company had outstanding loan commitments of $62.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from December 31, 2002, totaled $285.7 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At December 31, 2002, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

     The following table sets forth the capital position of the Bank as of December 31, 2002 and March 31, 2002. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp.


                          OTS Requirements_____________
                                                                    Minimum Capital         Classification as
                                             Bank Actual               Adequacy              Well Capitalized
                                         Amount       Ratio        Amount       Ratio        Amount     Ratio
                                                                 (Dollars in thousands)
December 31, 2002
Tangible capital....................  $   46,395      6.1%       $  11,338        1.5%
Tier I (core) capital...............      46,395       6.1          30,235        4.0     $   37,793     5.0%
Risk-based capital:
   Tier I...........................      46,395      13.3                                    20,959     6.0
   Total............................      48,791      14.0          27,945        8.0         34,931     10.0

March 31, 2002
Tangible capital....................  $   39,865        6.5%     $   9,139        1.5%
Tier I (core) capital...............      39,865        6.5         24,371        4.0     $   30,464     5.0%
Risk-based capital:
   Tier I...........................      39,865       12.7                                   18,776     6.0
   Total............................      42,087       13.5         25,035        8.0         31,294     10.0


Impact of Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (`SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002 and amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 for fiscal years ending after December 31, 2002. Management does not expect that the provisions of SFAS No. 148 will impact the Company's results of operations or financial condition, although additional disclosures will be provided in the March 31, 2003 consolidated financial statements.

     FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation also requires a guarantor to recognize, at fair value, a liability for the obligation at inception of the guarantee (effective for guarantees issued or modified after December 31, 2002). Management does not expect that the provisions of FIN No. 45 will impact the Company's results of operations or financial condition.

     FIN No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003 and is an interpretation of Accounting Research Bulletin No. 51. This interpretation specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse the risks involved. Management does not expect that the provisions of FIN No. 46 will impact the Company's results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At December 31, 2002, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended December 31, 2002, there were no significant changes in the Company's assessment of market risk.

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

     There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

Part II OTHER INFORMATION

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     On December 30, 2002, the Company's stockholders voted on a Plan of Conversion of the Mutual Holding Company from mutual to stock form. The vote on the proposal was as follows: 4,012,397 for; 39,740 against; 3,174 abstain.

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






                                           Sound Federal Bancorp, Inc.
                                           (Registrant)





                                    By:      /s/ Anthony J. Fabiano
                                             ---------------------------
                                            Anthony J. Fabiano
                                            Duly Authorized and Chief Financial
                                            and Accounting Officer


February 13, 2003

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

February 13, 2003                          /s/ Richard P. McStravick
---------------------                      -----------------------------------
Date                                       President and Chief Executive Officer

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

February 13, 2003                             /s/ Anthony J. Fabiano
---------------------                         ----------------------------------
Date                                          Senior Vice President
                                              and Chief Financial Officer

Exhibit 99.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



     Richard P. McStravick,  President and Chief Executive Officer,  and Anthony
J. Fabiano, Senior Vice President and Chief Financial Officer of Sound Federal Bancorp (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 2002 and that to the best of his knowledge:

     (1) the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.




February 13, 2003                          /s/ Richard P. McStravick
---------------------                      -----------------------------------
Date                                       President and Chief Executive Officer

February 13, 2003                          /s/ Anthony J. Fabiano
---------------------                      -----------------------------------
Date                                       Senior Vice President and
                                            Chief Financial Officer