Form 10-K
period 2003-03-31
SOUND FEDERAL BANCORP INC
filed 2003-06-27
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File Number: 000-24811

SOUND FEDERAL BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3887679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1311 Mamaroneck Avenue, White Plains, New York	10605
(Address of Principal Executive Offices)	(Zip Code)

(914) 761-3636

(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  YES  ☒  NO  ☐

As of June 16, 2003, there were issued and outstanding 13,247,133 shares of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 16, 2003 ($13.06) was $148,034,248.

DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2003 (Parts II and IV).

2. Proxy Statement for the 2003 Annual Meeting of Stockholders (Parts I and III).

PART I

ITEM 1. BUSINESS

General

Sound Federal Bancorp, Inc. Sound Federal Bancorp, Inc. is a Delaware corporation which was organized in 2002 and is the successor to Sound Federal Bancorp, a federal corporation. In January 2003, Sound Federal Bancorp, Inc. became the holding company parent of Sound Federal Savings following the completion of the “second step” mutual-to-stock conversion of Sound Federal Bancorp, MHC. Reference is made to “Sound Federal Bancorp, Inc.” or the “Company” for periods both before and after the second step conversion. The principal asset of the Company is its investment in Sound Federal Savings (the “Bank”). As a result of the second step conversion, the Company raised $70.1 million in net proceeds, of which $31.8 million was retained as capital by the Company and $38.3 million was infused as capital into the Bank. Shareholders of the Company immediately prior to the completion of the second step conversion received 2.7667 shares for each share of common stock they held in the Company. In addition, the Company sold 7,780,737 shares resulting in net proceeds of $70.1 million. Principally as a result of the second step conversion, the Company had 13,247,133 shares issued and outstanding at March 31, 2003. At March 31, 2003, the Company had total consolidated assets of $796.1 million, total deposits of $604.3 million, and total stockholders’ equity of $138.3 million.

The second step conversion was accounted for as a change in corporate form with no subsequent change in the historical carrying amounts of the Company’s assets and liabilities. Consolidated stockholders’ equity increased by the net cash proceeds from the offering. All references in the consolidated financial statements and notes thereto to share data (including the number of shares and per share amounts) have been adjusted to reflect the additional shares outstanding as a result of the offering and the share exchange.

Sound Federal Savings. The Bank is a federally chartered savings association headquartered in White Plains, New York. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank was organized as a New York chartered savings bank in 1891 and became a federally chartered savings association in 1934. In October 1998, Sound Bancorp issued shares of its common stock in connection with a Plan of Reorganization (the “Initial Reorganization”) and related Subscription and Community Offering (the “Initial Offering”). In the Initial Reorganization, Sound Federal Savings and Loan Association converted from a federally-chartered mutual savings association to a federally-chartered stock savings association. In July 2000, the Company and the Bank completed the acquisition of Peekskill Financial Corporation and its wholly owned subsidiary, First Federal Savings Bank (“Peekskill”) (the “Acquisition”). In connection with the second step conversion in January 2003, the Bank changed its name to Sound Federal Savings. At March 31, 2003, the Bank operated from ten locations in New York and Connecticut.

The Company’s principal executive office is located at 1311 Mamaroneck Avenue, White Plains, New York 10605, and its telephone number at that address is (914) 761-3636.

The Company’s Form 10-K and Annual Report are available on the Company’s website at www.soundfed.com.

Market Area

The Bank is a community-oriented financial institution that offers a variety of financial products and services from its main office and branch offices. The Bank’s primary lending areas are the New York counties of Westchester and Rockland, and Fairfield County, Connecticut. Most of the Bank’s deposit customers are residents of Westchester County. The Bank also obtains deposits from persons in Rockland County and Fairfield County. The Bank’s market area consists of middle income and upper income communities. The local economy is not dependent upon any single employer, but rather is affected by the general economy of the New York City metropolitan area.

Lending Activities

Historically, the Bank’s principal lending activity has been the origination of fixed-rate first mortgage loans for the purchase or refinancing of one-to-four family residential real property. In fiscal 2002, the Bank began to originate adjustable-rate mortgage loans with fixed-rates for initial terms of three, five and seven years. After the initial terms, the interest rate on the loans adjusts annually. The Bank has thus far retained all loans that it has originated. One-to-four family residential mortgage loans represented $343.6 million, or 80.2%, of the Bank’s loan portfolio at March 31, 2003. Home equity lines of credit represented $44.4 million, or 10.4%, of the Bank’s loan portfolio at March 31, 2003. The Bank also offers multi-family mortgage loans, commercial mortgage loans and construction loans. Multi-family mortgage loans totaled $7.1 million, or 1.7% of the loan portfolio, at March 31, 2003. Commercial mortgage loans totaled $27.9 million, or 6.5% of the loan portfolio, at March 31, 2003. Construction loans totaled $4.1 million, or 0.9% of the loan portfolio, at March 31, 2003. The Bank also makes consumer loans, which primarily consist of secured personal loans and automobile loans. Consumer loans totaled $1.6 million, or 0.3% of the loan portfolio, at March 31, 2003.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At March 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
One-to four-family	$343,608	80.2%	$334,683	79.7%	$221,617	75.1%	$138,375	76.1%	$119,015	82.3%
Home equity lines of credit	44,364	10.4	47,889	11.4	47,315	16.0	24,337	13.4	16,441	11.4
Multi-family	7,118	1.7	8,347	2.0	3,959	1.3	4,621	2.5	396	0.3
Commercial	27,866	6.5	23,701	5.6	16,771	5.7	10,795	5.9	5,930	4.1
Construction	4,117	0.9	3,733	0.9	3,659	1.2	2,922	1.6	1,821	1.3

Total mortgage loans	427,073	99.7	418,353	99.6	293,321	99.3	181,050	99.5	143,603	99.4

Consumer loans:
Automobile loans	276	—	785	0.2	1,154	0.4	467	0.3	609	0.4
Other (1)	1,275	0.3	684	0.2	746	0.3	353	0.2	395	0.2

Total consumer loans	1,551	0.3	1,469	0.4	1,900	0.7	820	0.5	1,004	0.6

Total loans	428,624	100.0%	419,822	100.0%	295,221	100.0%	181,870	100.0%	144,607	100.0%

Allowance for loan losses	(2,442)		(2,221)		(2,047)		(1,188)		(1,094)
Deferred loan origination costs, net	1,502		767		633		250		23

Total loans, net	$427,684		$418,368		$293,807		$180,932		$143,536

(1)	Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

The following table sets forth the composition of the Bank’s loan portfolio by fixed and adjustable rates at the dates indicated.

	At March 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed rate loans
Mortgage loans:
One-to four-family	$259,870	60.7%	$272,203	64.8%	$215,202	72.9%	$135,912	74.7%	$116,113	80.3%
Home equity lines of credit	44,229	10.3	47,724	11.4	46,908	15.9	23,940	13.2	15,590	10.8
Multi-family	7,118	1.7	8,347	2.0	3,959	1.3	4,621	2.5	396	0.3
Commercial	27,109	6.3	23,296	5.6	16,771	5.7	10,740	5.9	5,930	4.1
Construction	4,117	0.9	3,733	0.9	3,659	1.2	2,922	1.6	1,821	1.3

Total mortgage loans	342,443	79.9	355,303	84.7	286,499	97.0	178,135	97.9	139,850	96.8
Consumer loans (1)	1,551	0.4	1,469	0.3	1,900	0.7	820	0.5	1,004	0.6

Total fixed rate loans	343,994	80.3	356,772	85.0	288,399	97.7	178,955	98.4	140,854	97.4

Adjustable rate loans
Mortgage loans:
One-to four-family	83,738	19.5	62,480	14.9	6,415	2.2	2,463	1.4	2,902	2.0
Home equity lines of credit	135	—	165	—	407	0.1	397	0.2	851	0.6
Commercial	757	0.2	405	0.1	—	—	55	—	—	—

Total adjustable rate loans	84,630	19.7	63,050	15.0	6,822	2.3	2,915	1.6	3,753	2.6

Total loans	428,624	100.0%	419,822	100.0%	295,221	100.0%	181,870	100.0%	144,607	100.0%

Allowance for loan losses	(2,442)		(2,221)		(2,047)		(1,188)		(1,094)
Deferred loan origination costs, net	1,502		767		633		250		23

Total loans, net	$427,684		$418,368		$293,807		$180,932		$143,536

(1)	Primarily secured personal loans, loans secured by deposit accounts and home improvement loans.

Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank’s loan portfolio at March 31, 2003. Loans with adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

	One-to-Four Family(1)		Commercial		Construction		Multi-family and Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Years Ending March 31,
2004(2)	$4,731	6.68%	$1,953	6.63%	$4,117	6.75%	$968	6.46%	$11,769	6.68%
2005	470	8.24	896	7.42	—	—	92	7.74	1,458	7.71
2006	848	8.35	650	7.75	—	—	337	8.68	1,835	8.20
2007 to 2009	5,905	7.53	2,986	7.63	—	—	1,947	7.51	10,838	7.55
2010 to 2013	20,034	7.17	14,358	8.01	—	—	4,123	7.64	39,515	7.53
2014 to 2018	90,658	6.37	4,099	7.70	—	—	571	7.05	95,328	6.43
2019 and following	265,326	6.71	2,924	6.59	—	—	631	6.56	268,881	6.71

Total	$387,972	6.67%	$27,866	7.65%	$4,117	6.75%	$8,669	7.40%	$428,624	6.75%

(1)	Includes home equity lines of credit.
(2)	Includes demand loans having no stated maturity.

The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at March 31, 2003 that are contractually due after March 31, 2004.

	Fixed	Adjustable	Total
	(In Thousands)
One-to-four family	$299,368	$83,873	$383,241
Commercial	25,746	167	25,913
Construction	—	—	—
Multi-family and consumer	7,701	—	7,701

Total	$332,815	$84,040	$416,855

One-to-Four Family Residential Loans. The Bank’s primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank’s primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 95% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required for loans with a loan-to-value ratio over 80%. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family loans are offered with a monthly or bi-weekly payment feature. The Bank has not historically sold loans that it originates.

The Bank originates fixed-rate loans, and also offers adjustable-rate mortgage loans with a fixed rate for initial terms of three, five and seven years and then subsequent one year rate adjustment periods. At March 31, 2003, 75.6% of the Bank’s one-to-four family residential loans had fixed interest rates. The interest rate on adjustable-rate mortgage loans is indexed to the one year constant maturity Treasury bill. The Bank’s adjustable-rate mortgage loans currently provide for maximum rate adjustments of 2.00% per year and 5.00% over the term of the loan. The Bank does not offer adjustable-rate mortgage loans with initial interest rates that are below market, referred to as “teaser rates.” Residential adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the adjustable-rate mortgage loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2003, 24.4% of the Bank’s one-to-four family residential loans had adjustable interest rates.

All one-to-four family residential mortgage loans originated by the Bank include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower, without the consent of the Bank, sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

All one-to-four family residential mortgage borrowers are required to obtain title insurance. We also require homeowner’s insurance, fire and casualty insurance and, where appropriate, flood insurance.

At March 31, 2003, $343.6 million, or 80.2% of the Bank’s loan portfolio, consisted of one-to-four family residential loans. Approximately $449,000 of such loans (representing five loans) were nonperforming loans at that date. See “Nonperforming and Problem Assets.”

Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s primary residence. The borrower is permitted to draw on the home equity line of credit during the first five years after it is originated and may repay the outstanding balance over a term not to exceed 20 years from the date the line of credit is originated. Home equity lines of credit are generally underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed rate loans. Home equity lines of credit may be underwritten with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan, however, the maximum principal amount of a home equity line of credit may not exceed $500,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity line of credit. At the time we close a home equity line of credit, we file a mortgage to protect our security interest in the underlying collateral. At March 31, 2003, the outstanding balances of home equity lines of credit totaled $44.4 million, or 10.4% of the Bank’s loan portfolio. Nonperforming home equity lines of credit were $18,000 at March 31, 2003.

Commercial Mortgage Loans. At March 31, 2003, $27.9 million, or 6.5%, of the total loan portfolio consisted of commercial mortgage loans. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. The Bank generally originates fixed-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial mortgage loans is 75%. At March 31, 2003, the largest commercial mortgage loan had a principal balance of $1.6 million and was secured by a combination of retail stores and professional offices. As of March 31, 2003, there were no nonperforming commercial mortgage loans.

In underwriting commercial mortgage loans, the Bank reviews a number of factors, such as the expected net operating income generated by the real estate to ensure that it is at least 125% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower’s business experience. Personal guarantees are obtained in most cases from commercial mortgage borrowers.

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

Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled $7.1 million, or 1.7% of the total loan portfolio at March 31, 2003. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). At March 31, 2003, the Bank had 16 multi-family mortgage loans, the largest of which had a principal balance of $1.0 million. Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years. There were no nonperforming multi-family mortgage loans at March 31, 2003.

In underwriting multi-family mortgage loans, the Bank considers a number of factors, which include the net operating income projected to be generated by the real estate to ensure that it is at least 125% of the amount of the monthly debt service; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower’s experience in owning or managing similar properties. Multi-family mortgage loans are originated in amounts up to 75% of the appraised value of the property securing the loan. Personal guarantees are obtained in most cases from multi-family mortgage borrowers.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Construction Lending. To a limited extent, the Bank originates residential construction loans to local home builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank’s construction loans are secured by property located in the Bank’s market area. At March 31, 2003, the Bank had construction loans totaling $4.1 million, or 0.9% of total loans. There were no nonperforming construction loans at March 31, 2003.

The Bank’s construction loans to home builders generally have fixed interest rates, are for a term of 12 months and have a maximum loan to value ratio of 80%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals are generally originated pursuant to the same policy guidelines regarding loan to value ratios and interest rates that are used in connection with loans secured by one-to-four family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed.

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

Construction loans are generally considered to involve a higher degree of risk than single-family permanent mortgage loans because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties and generally requiring personal guarantees from the principals of its corporate borrowers.

Consumer Lending. The Bank’s consumer loans primarily consist of secured personal loans, passbook loans and home improvement loans. At March 31, 2003, consumer loans totaled $1.6 million, or 0.3% of the total loan portfolio and nonperforming consumer loans were $10,000.

Consumer loans generally have shorter terms and higher interest rates than one-to-four family mortgage loans. While consumer loans expand the products and services offered by the Bank, these loans generally involve greater credit risk than residential mortgage loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

The Bank’s underwriting procedures for consumer loans include an assessment of the applicant’s credit history and the ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the security, to the proposed loan amount.

Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank reviews the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $1.5 million may be approved by two of three designated lending officers acting together. All loans in excess of $1.5 million must be approved by the Board of Directors. In addition, the Board of Directors reviews and confirms all loan commitments. The Bank will generally not originate a loan with a principal balance in excess of $2.0 million.

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

The following table sets forth the Bank’s loan originations, principal repayments and other portfolio activity for the periods indicated. The Bank did not purchase or sell any loans during the periods indicated.

	At March 31,
	2003	2002	2001
	(In Thousands)
Unpaid principal balances at beginning of year	$419,822	$295,221	$181,870

Loans acquired in acquisition of Peekskill(1)	—	—	67,845

Loans originated by type:
Fixed rate:
Mortgage loans:
One-to four-family	100,044	107,782	35,623
Advances under home equity lines of credit	26,444	27,214	34,890
Multi-family	490	4,823	440
Commercial	10,927	15,288	5,887
Construction	10,606	4,892	4,216
Consumer loans	1,585	1,244	1,471

Total fixed rate	150,096	161,243	82,527
Adjustable rate mortgage loans:
One-to four-family	65,340	58,609	4,114
Commercial	855	—	—

Total loans originated	216,291	219,852	86,641

Principal repayments:
Mortgage loans	(205,761)	(93,308)	(39,925)
Consumer loans	(1,503)	(1,675)	(758)

Total principal repayments	(207,264)	94,983	(40,683)

Charge-offs	(54)	(15)	(162)
Transfers to real estate owned	(171)	(253)	(290)

Unpaid principal balances at end of year	428,624	419,822	295,221
Allowance for loan losses	(2,442)	(2,221)	(2,047)
Deferred loan origination costs, net	1,502	767	633

Net loans at end of year	$427,684	$418,368	$293,807

(1)	Represents primarily fixed-rate one-to-four family residential mortgage loans.

Nonperforming and Problem Assets

After a mortgage loan becomes fifteen days past due, the Bank delivers a computer generated delinquency notice to the borrower. When loans become 30 days past due, the Bank sends additional delinquency notices and attempts to make personal contact by letter or telephone with the borrower to establish acceptable repayment schedules. The Board of Directors is advised of all loans delinquent 60 days or more. The Board will consider the borrower’s willingness to comply with the loan terms, the Bank’s actions to date, and the value of the loan collateral in determining what actions, if any, are to be taken. Generally, when a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, the Bank will send the borrower a demand letter. If the delinquency is not cured within 120 days, the Bank will generally refer the matter to its attorney. Generally, management will begin foreclosure proceedings on any loan after it is delinquent over 120 days unless management is engaged in active discussions with the borrower.

Mortgage loans are reviewed on a regular basis and such loans are placed on nonaccrual status when they become 90 days delinquent. When loans are placed on nonaccrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent of interest payments actually received.

Nonperforming Assets. The table below sets forth the amounts and categories of the Bank’s nonperforming assets at the dates indicated. At each date presented, the Bank had no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).

	At March 31,
	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Nonaccrual loans:
Mortgage loans:
One-to-four family(1)	$467	$755	$933	$969	$1,077
Consumer loans	10	—	—	—	14

Total	477	755	933	969	1,091
Real estate owned:
One-to-four family properties	—	114	197	55	288

Total nonperforming assets	$477	$869	$1,130	$1,024	$1,379

Ratios:
Nonperforming loans to total loans	0.11%	0.18%	0.31%	0.53%	0.75%
Nonperforming assets to total assets	0.06%	0.14%	0.20%	0.31%	0.47%

(1)	Includes home equity lines of credit.

For the year ended March 31, 2003, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $43,000. Interest amounts on such loans that were included in interest income totaled $20,000 for the year ended March 31, 2003.

The following table sets forth certain information with respect to the Bank’s loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For:
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
At March 31, 2003
Mortgage loans:
One-to four-family	12	$1,145	6	$467	18	$1,612
Consumer loans	2	1	5	10	7	11

Total	14	$1,146	11	$477	25	$1,623

At March 31, 2002
Mortgage loans:
One-to four-family	10	$1,115	11	$755	21	$1,870
Consumer loans	—	—	—	—	—	—

Total	10	$1,115	11	$755	21	$1,870

At March 31, 2001
Mortgage loans:
One-to four-family	8	$508	14	$933	22	$1,441
Consumer loans	—	—	—	—	—	—

Total	8	$508	14	$933	22	$1,441

Classified Assets. Federal regulations and the Bank’s Asset Classification Policy provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of Thrift Supervision to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectable” and of such little value that their continuance as assets is not warranted.

In addition to the adverse classifications described above, the Bank separately classifies loans that are delinquent for between 60 and 89 days as “special mention.” At March 31, 2003, $1.1 million of loans were classified as special mention.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, which can order the establishment of additional general or specific loss allowances.

The table below sets forth the amount and categories of adversely classified assets at the dates indicated. No assets were classified as loss at the dates indicated.

	At March 31,
	2003	2002	2001	2000	1999
	(In Thousands)
Substandard loans:
One-to-four family	$467	$755	$933	$790	$854
Consumer	10	—	—	—	14
Doubtful loans:
One-to-four family	—	—	—	179	223

Total classified loans	477	755	933	969	1,091
Real estate owned:
Substandard	—	114	197	—	288
Doubtful	—	—	—	55	—

Total classified assets	$477	$865	$1,130	$1,024	$1,379

Allowance for Loan Losses

Management regularly reviews the Bank’s loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. All loan losses are charged to the allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management’s judgment, deserve current recognition in estimating losses in the loan portfolio and that are both probable and estimable. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories, such as one-to-four family residential mortgages and home equity lines of credit (which represent a combined 90.6% of our total loans at March 31, 2003) are generally evaluated on an aggregate or “pool” basis. The Bank’s allowance for loan losses is predominantly determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area. The carrying values of loans are periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated.

	For the Years Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Balance at beginning of year	$2,221	$2,047	$1,188	$1,094	$984

Provision for loan losses	275	175	208	100	272
Allowance transferred in acquisition of Peekskill	—	—	784	—	—
Charge-offs:
One-to-four family mortgage loans	(54)	(15)	(162)	(6)	(162)
Recoveries:
One-to-four family mortgage loans	—	14	29	—	—

Net charge-offs	(54)	(1)	(133)	(6)	(162)

Balance at end of year	$2,442	$2,221	$2,047	$1,188	$1,094

Ratios:
Allowance for loan losses to nonperforming loans	511.95%	294.17%	219.40%	122.60%	100.27%
Allowance for loan losses to total loans	0.57%	0.53%	0.69%	0.65%	0.75%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At March 31,
	2003			2002			2001
	Loan Loss Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family(1)	$1,224	$387,972	90.6%	$1,090	$382,572	91.1%	$1,009	$268,932	91.1%
Multi-family	150	7,118	1.7	150	8,347	2.0	150	3,959	1.3
Commercial	828	27,866	6.5	741	23,701	5.6	600	16,771	5.7
Construction	90	4,117	0.9	90	3,733	0.9	90	3,659	1.2
Consumer loans	150	1,551	0.3	150	1,469	0.4	198	1,900	0.7

Total	$2,442	$428,624	100.0%	$2,221	$419,822	100.0%	$2,047	$295,221	100.0%

	At March 31,
	2000			1999
	Loan Loss Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Loan Loss Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One-to-four family(1)	$633	$162,712	89.5%	$718	$135,456	93.7%
Multi-family	125	4,621	2.5	26	396	0.3
Commercial	300	10,795	5.9	237	5,930	4.1
Construction	70	2,922	1.6	43	1,821	1.3
Consumer loans	60	820	0.5	70	1,004	0.6

Total	$1,188	$181,870	100.0%	$1,094	$144,607	100.0%

(1)	Includes home equity lines of credit.

Investment Activities

The Bank’s investments include mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency securities, federal funds sold, mutual funds and FHLB stock. Management invests a significant portion of the Bank’s assets in short-term investments and adjustable rate mortgage-backed securities in order to increase the Bank’s ability to reinvest assets in higher yielding securities in a rising interest rate environment. Under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, entities were permitted to reclassify securities from the held-to-maturity category to the available-for-sale category at the adoption date. The Company adopted SFAS No. 133 on April 1, 2002 and reclassified all of its held-to-maturity securities to the available-for-sale portfolio. The Company has not engaged in derivatives and hedging activities covered by SFAS No. 133, and does not expect to do so in the foreseeable future.

The Bank’s mortgage-backed securities portfolio (including collateralized mortgage obligations) had a carrying value of $212.5 million, or 26.7% of total assets at March 31, 2003. Of this amount, $152.2 million of mortgage-backed securities had adjustable rates of interest and $60.3 million had fixed rates of interest.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. The Bank’s mortgage-

backed securities are insured or guaranteed by Fannie Mae, Ginnie Mae or Freddie Mac. The Bank has not invested in privately issued mortgage-backed securities.

Collateralized mortgage obligations (“CMOs”) are typically issued by a special-purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into “tranches” or “classes” of individual bonds, thereby creating more predictable average duration for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal pay-downs from the various mortgage pools are allocated to a CMO’s first class until it has been paid off, then to a second class until such class has been paid off and then to the next classes. The loans underlying the Bank’s CMOs are either guaranteed by Freddie Mac or Fannie Mae.

We invest in CMOs as part of our overall investment and interest-rate risk management policies. The CMOs in our portfolio at March 31, 2003 were fixed-rate securities and, as a result, their fair value may decrease as interest rates increase. In addition, they are susceptible to faster than anticipated repayment speeds if the borrowers on the underlying mortgage loans prepay those loans. However, the CMO structure provides for more stability than the underlying pass-through mortgage pools in forecasting cash flows. As a result, they are a component of our cash management strategies.

At March 31, 2003, the carrying value of the Bank’s investment securities other than mortgage-backed securities included $59.4 million in U.S. Government and agency securities, which consisted of fixed rate Federal Home Loan Bank, Federal Farm Credit and Fannie Mae issues with maturities of 20 years or less, as well as adjustable rate Small Business Administration participation certificates that are guaranteed by the U.S. Government with contractual terms of up to 30 years. The U.S. Government and agency securities typically have call dates of six months to three years.

At March 31, 2003, the Bank had also invested $22.2 million in three mutual funds that provide a rate of return that adjusts daily. The first mutual fund, in which the Bank has a $2.0 million investment, is the Liquid Cash Trust Fund issued by Federated Investors. This fund invests primarily in repurchase agreements secured by U.S. Government and agency securities and federal funds. The average maturities of the underlying securities can be from one to seven days, but primarily are overnight. The second mutual fund, in which the Bank has a $15.0 million investment, is an adjustable rate mortgage fund that invests primarily in securities backed by or representing an interest in mortgages on residential properties meeting the definition of such assets for purposes of the qualified thrift lender test under Office of Thrift Supervision regulations. This fund is called the Asset Management Fund issued by Shay Asset Management. The third mutual fund, the CRA Fund, in which the Bank has a $5.2 million investment, invests in mortgage-backed securities, which are collateralized by mortgages on properties located in our primary lending area. These mutual fund investments are permissible investments as set forth in our investment policy. The securities were purchased, as part of the Bank’s ongoing interest rate risk management process, to provide interest earning liquid funds and an adjustable interest rate. In addition, the CRA Fund enables management to invest in mortgage-backed securities that are collateralized by mortgage loans in low- to moderate-income census tracts within our market area. These mutual funds were selected because the underlying securities bear similar risk characteristics to investments that the Bank purchases directly. These mutual funds provide the Bank with increased liquidity since the Bank can redeem shares within several days and also provides the Bank with a higher yield than other short-term earning assets such as federal funds. The securities underlying these funds are affected by changes in interest rates. In addition, the underlying securities in the CRA Fund and the Asset Management Fund are mortgage-related securities. Accordingly, these mutual funds are subject to many of the same risks that the Bank’s mortgage loans have, such as the risk that borrowers prepay their mortgage loans or default on the terms of their mortgage note.

A portion of the Bank’s assets is also invested in federal funds sold and an interest-earning checking account at the Federal Home Loan Bank of New York. At March 31, 2003, $36.1 million, or 4.5% of total assets, was invested in such instruments.

The following table sets forth the composition of the Company’s securities classified as available for sale and other earning assets at the dates indicated:

	At March 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Mortgage-backed securities
Adjustable rate:
Collateralized mortgage obligations	$—	$—	$—	$—	$1,518	$1,526
Pass-through securities:
Ginnie Mae	101,250	102,548	45,867	46,496	37,294	38,032
Fannie Mae	30,424	30,720	17,154	17,285	12,008	12,196
Freddie Mac	18,659	18,934	10,789	10,892	7,035	7,188
Fixed rate:
Collateralized mortgage obligations	52,336	52,832	13,238	14,259	28,316	30,048
Pass-through securities:
Ginnie Mae	760	814	1,246	1,298	1,384	1,413
Fannie Mae	2,078	2,277	3,518	3,731	5,667	5,992
Freddie Mac	4,122	4,359	9,824	10,173	18,848	19,536

Total mortgage-backed securities	209,629	212,484	101,636	104,134	112,070	115,931
U.S. Government agency securities	59,075	59,409	29,788	29,229	32,804	32,649
Mutual fund investments	22,000	22,180	16,000	15,946	8,000	7,996
Municipal securities	849	975	845	922	840	950

Total securities available for sale	291,553	295,048	148,269	150,321	153,714	157,526

Other earning assets:
Federal funds sold	7,000		3,000		35,000
Other overnight deposits	29,121		16,847		2,491
FHLB stock	4,141		4,141		3,745

Total	$331,815		$172,257		$194,950

The following table sets forth the composition of the Company’s securities classified as held to maturity at March 31, 2001. The Company has not held any securities classified as held to maturity since that date.

	At March 31, 2001
	Amortized Cost	Fair Value
	(In Thousands)
Mortgage-backed securities
Adjustable rate:
Ginnie Mae	$21,613	$21,682
Fannie Mae	3,114	3,127
Fixed rate:
Ginnie Mae	429	452
Fannie Mae	21	21

Total mortgage-backed securities	25,177	25,282
Federal agency obligations	3,038	3,035

Total securities available for sale	$28,215	$28,317

The composition and contractual maturities of mortgage-backed securities and other debt securities at March 31, 2003 are indicated in the following table. There were no securities classified as held to maturity at March 31, 2003. The table does not reflect the impact of prepayments or redemptions which may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars In Thousands)
Mortgage-backed securities:
Collateralized mortgage obligations	$—	—%	$—	—%	$—	—%	$52,336	4.47%	$52,336	$52,832	4.47%
Pass-through securities:
Ginnie Mae	5	8.00	211	8.09	55	9.47	101,739	4.54	102,010	103,362	4.55
Fannie Mae	54	6.50	939	6.08	1,133	6.38	30,376	4.55	32,502	32,997	4.66
Freddie Mac	87	6.53	2,501	6.33	29	9.61	20,164	5.19	22,781	23,293	5.32

Total mortgage- backed securities	146	6.57	3,651	6.38	1,217	6.60	204,615	4.59	209,629	212,484	4.63
Other debt securities:
Federal agency obligations	46,885	3.69	8,495	3.67	—	—	3,695	2.16	59,075	59,409	3.59
Municipal securities	—	—	—	—	—	—	849	4.67	849	975	4.67

Total debt securities available for sale	$47,031	3.70%	$12,146	4.48%	$1,217	6.60%	$209,159	4.54%	$269,553	$272,868	4.40%

The following table sets forth the activity in the Bank’s mortgage-backed securities portfolios for the periods indicated.

	Years Ended March 31,
	2003	2002	2001
	(In Thousands)
Amortized cost at beginning of year	$101,636	$137,247	$57,695
Transferred in acquisition of Peekskill	—	—	97,784
Purchases of mortgage-backed securities	160,353	28,944	15,075
Principal repayments	(52,345)	(65,392)	(33,538)
Premium amortization and discount accretion, net	(15)	837	231

Amortized cost at end of year	$209,629	$101,636	$137,247

Sources of Funds

General. Deposits have traditionally been the primary source of funds for the Bank’s lending and investment activities. In addition to deposits, funds are derived from a variety of sources including scheduled loan payments, investment maturities, loan prepayments and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. In addition, borrowings from the FHLB of New York may be used in the short-term to compensate for reductions in deposits and to fund growth. The Bank used $7.0 million of borrowings during fiscal 2003 to repay borrowings that matured. In addition, the Bank assumed certain of Peekskill’s borrowings at the time of the Acquisition with a remaining balance of $15.0 million at March 31, 2003.

Deposits. Deposits are obtained primarily from customers who live or work in the New York counties of Westchester and Rockland and Fairfield County, Connecticut. The Bank offers a selection of deposit instruments, including savings and club accounts, money market accounts, NOW accounts, commercial checking and fixed-term certificate of deposit accounts. Deposits are not actively solicited outside of the Bank’s market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Bank does not pay broker fees for any deposits.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money markets and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Bank to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect the Bank’s interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2003, $363.7 million, or 60.2% of the Bank’s deposit accounts were certificates of deposit, of which $264.4 million have maturities of one year or less.

The following table sets forth the distribution of the Bank’s deposit accounts by account type at the dates indicated.

	At March 31,
	2003			2002			2001
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in Thousands)
Transaction accounts and savings deposits:
Savings and club accounts	$136,846	22.7%	0.81%	$118,578	22.8%	1.00%	$108,371	22.9%	2.00%
Money market accounts	45,331	7.5	1.09	36,012	6.9	1.43	28,333	6.0	2.60
NOW accounts	50,912	8.4	0.46	47,578	9.2	0.76	38,710	8.2	1.27
Commercial checking	7,457	1.2	—	5,436	1.0	—	2,390	0.5	—

Total	240,546	39.8	0.76	207,604	39.9	0.99	177,804	37.6	1.91

Certificates of deposit maturing:
Within one year	264,353	43.7	2.33	268,116	51.6	3.24	272,570	57.6	6.01
After one but within three years	74,772	12.4	2.80	37,622	7.2	3.66	20,619	4.4	5.41
After three years	24,589	4.1	4.49	6,563	1.3	4.62	2,553	0.4	4.85

Total	363,714	60.2	2.57	312,301	60.1	3.32	295,742	62.4	5.96

Total deposits	$604,260	100.0%	1.85%	$519,905	100.0%	2.39%	$473,546	100.0%	4.44%

The following table sets forth the deposit activity of the Bank for the periods indicated.

	Years Ended March 31,
	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of year	$519,905	$473,546	$275,772
Deposits assumed in acquisition of Peekskill	—	—	152,361
Deposits	1,151,713	761,735	502,767
Withdrawals	(1,079,310)	(732,730)	(475,352)
Interest credited	11,952	17,354	18,008

Balance at end of year	$604,260	$519,905	$473,546

Net increase during the year:
Amount	$84,355	$46,359	$197,774
Percent	16.2%	9.8%	71.7%

The following table indicates the amount of the Bank’s certificates of deposits by time remaining until maturity as of March 31, 2003.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$67,927	$65,856	$73,216	$78,590	$285,589
Certificates of deposit of $100,000 or more(1)	19,557	16,197	21,600	20,771	78,125

Total of certificates of deposit	$87,484	$82,053	$94,816	$99,361	$363,714

(1)	The weighted average interest rates for these accounts, by maturity period, are 2.30% for 3 months or less; 2.44% for 3 to 6 months; 2.53% for 6 to 12 months; and 3.45% for over 12 months. The overall weighted average rate for accounts of $100,000 or more was 2.70%.

Borrowed Funds. The Bank has entered into securities repurchase agreements with the Federal Home Loan Bank of New York to fund loan originations and to provide cash during periods of reduced deposits. Under the repurchase agreements, the Bank transfers U.S. Government and agency securities and mortgage-backed securities and agrees to repurchase the identical securities from the Federal Home Loan Bank at a fixed price in the future. The underlying securities are included in the securities portfolio.

The following table sets forth certain information regarding the Bank’s borrowings from the Federal Home Loan Bank under securities repurchase agreements at the dates and for the periods indicated:

	At or for the Years Ended March 31,
	2003	2002	2001
	(Dollars in Thousands)
Average principal balance outstanding	$34,977	$16,348	$12,030
Maximum principal balance outstanding at any month end during the period	35,082	35,084	15,086
Principal balance outstanding at end of period	35,000	35,084	15,086
Weighted average interest rate during the period	4.66%	4.17%	5.18%
Weighted average interest rate at end of period	4.11%	4.17%	5.18%

The following table sets forth the maturity dates of the Bank’s borrowings under securities repurchase agreements at the dates indicated.

At March 31,
2003			2002			2001
Maturity Date		Amortized Cost	Maturity Date		Amortized Cost	Maturity Date		Amortized Cost
(Dollars in Thousands)
1/08	(1)	$10,000	1/08	(1)	$9,838	1/08	(1)	$9,685
12/08	(2)	5,000	12/08	(2)	5,000	12/08	(2)	4,927
3/04		7,000	03/03		7,000
3/05		6,000	03/04		7,000
3/06		7,000	03/05		6,000

(1)	Callable on a quarterly basis beginning January 2003.
(2)	Callable on a quarterly basis beginning November 2001.

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

The Bank attracts and retains deposits by offering personalized service, convenient office locations and competitive interest rates. Loan originations are obtained primarily through (i) direct contacts by employees with individuals, businesses and attorneys in the Bank’s community, (ii) mortgage brokers, (iii) personalized service that the Bank provides borrowers and (iv) competitive pricing. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that management cannot readily predict.

Service Corporation Subsidiaries

Sound Federal Savings has three active subsidiaries, Sound REIT, Inc., First Federal REIT, Inc. and Mamaroneck Advisors, Inc. In April 1999, Sound REIT, Inc. was incorporated as a special purpose real estate investment trust under New York law. First Federal REIT was also formed as a real estate investment trust by Peekskill prior to the Acquisition. Sound REIT, Inc. and First Federal REIT hold a portion of our mortgage-related assets.

In February 2001, Mamaroneck Advisors, Inc. was incorporated as a New York corporation for the purpose of providing investment and insurance products to Sound Federal Savings’ customers. For the years ended March 31, 2003 and 2002, Mamaroneck Advisors, Inc. had net income of $43,000 and $47,000, respectively. Mamaroneck Advisors, Inc. did not have any meaningful operations in fiscal 2001.

OTS regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association’s regulatory capital if the association’s regulatory capital is in compliance with applicable regulations.

Personnel

As of March 31, 2003, the Bank employed 101 persons on a full-time basis and 18 persons on a part-time basis. None of the Bank’s employees is represented by a collective bargaining group and management considers employee relations to be good.

SUPERVISION AND REGULATION

General

Sound Federal Savings is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Sound Federal Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Sound Federal Savings also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Sound Federal Savings and prepares reports for the consideration of its board of directors on any operating deficiencies. Sound Federal Savings’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Sound Federal Savings’ mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Sound Federal Bancorp, Inc. and Sound Federal Savings and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Sound Federal Savings may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Sound Federal Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Sound Federal Savings, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At March 31, 2003, Sound Federal Savings’ capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2003, Sound Federal Savings was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Sound Federal Savings is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Sound Federal Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Sound Federal Savings also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At March 31, 2003, Sound Federal Savings maintained approximately 93.1% of its portfolio assets in qualified thrift investments.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Sound Federal Savings received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Sound Federal Bancorp, Inc. is an affiliate of Sound Federal Savings. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Sound Federal Savings’ authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Sound Federal Savings’ capital. In addition, extensions of credit in excess of certain limits must be approved by Sound Federal Savings’ board of directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized.” The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At March 31, 2003, Sound Federal Savings met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Sound Federal Savings are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Sound Federal Savings’ deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Sound Federal Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Sound Federal Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of March 31, 2003, Sound Federal Savings was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2003, Sound Federal Savings was in compliance with these reserve requirements.

Holding Company Regulation

Sound Federal Bancorp, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over Sound Federal Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Sound Federal Savings.

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it may engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. Sound Federal Bancorp, Inc. is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Section 326 authorized the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Executive Officers of the Company

Listed below is information, as of March 31, 2003, concerning the Company’s executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name	Age	Position
Bruno J. Gioffre	68	Chairman of the Board.
Richard P. McStravick	54	President and Chief Executive Officer.
Anthony J. Fabiano	42	Chief Financial Officer and Accounting Officer.

ITEM 2.	PROPERTIES

Properties

The following table provides certain information with respect to the Bank’s offices at March 31, 2003.

Location	Leased or Owned, Lease Expiration Date	Year Acquired or Leased	Net Book Value of Real Property
			(In Thousands)
Corporate Office 1311 Mamaroneck Avenue White Plains, New York 10605	Leased 4/1/10	2003	$— (1)(2)

Branch Office 300 Mamaroneck Avenue Mamaroneck, New York 10543	Owned	1954	563

Branch Office 389 Halstead Avenue Harrison, New York 10528	Owned	1961	864

Branch Office 115 South Ridge Street Rye Brook, New York 10573	Owned	1972	1,208

Branch Office 180 South Main Street New City, New York 10956	Leased 12/31/03	1998	136(1)

Branch Office 100 East Putnam Avenue Cos Cob, Connecticut 06807	Leased 11/30/08	1998	275(1)

Branch Office 1019 Park Street Peekskill, New York 10566	Owned	2000	465

Branch Office 1961 Commerce Street Yorktown Heights, New York 10598	Leased 12/31/12	2000	—

Branch Office Cortland Town Center Mohegan Lake, New York	Leased 10/14/17	2000	744(1)

Branch Office 88 Fourth Street New Rochelle, New York 10801	Leased 2/8/09	2001	15(1)

Branch Office Somers Commons Baldwin Place, New York 10589	Leased 12/31/21	2001	281(1)

(1)	Net book value represents the amortized cost of leasehold improvements.
(2)	The Company’s lease for the corporate office commenced on March 1, 2003 and was not fully operational until April 11, 2003.

The total net book value of the Bank’s premises, land and equipment was approximately $5.5 million at March 31, 2003.

ITEM 3.	LEGAL PROCEEDINGS

Although the Company is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company presently is a party or to which any of its property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information relating to the market for the Company’s common stock is set forth in the Company’s Annual Report to Stockholders which is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The “Selected Consolidated Financial Information” section of the Company’s Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report to Stockholders, which is incorporated herein by reference, includes the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 15(a)(1) hereof are incorporated by reference hereunder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement dated July 14, 2003 (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” In addition, see “Executive Officers of the Company” in Item 1 for information concerning the Company’s executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and transactions is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to filing date of this report, that the Company’s disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms.

There were no significant changes made in the Company’s internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Independent Auditors’ Report

•	Consolidated Balance Sheets at March 31, 2003 and 2002

•	Consolidated Statements of Income for the Years Ended March 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended March 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Federal Charter of Sound Federal Bancorp, Inc. (Incorporated by reference to the Company’s RegistrationStatement on Form S-1 (File No. 333-57377) Exhibit 3.1 filed on June 22, 1998)

3.2	Bylaws of Sound Federal Bancorp, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-57377) Exhibit 3.2 filed on June 22, 1998)

13	2003 Annual Report to Stockholders

10.1	Sound Federal Bancorp, Inc. 1999 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-102611 filed on December 21, 1999))

10.2	Sound Federal Bancorp, Inc. 1999 Recognition and Retention Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-102611))

10.3	Employment Agreement with Richard McStravick (Incorporated by reference to the Company’s registration Statement on Form S-1 (File No. 333-57377 Exhibit 10.2 filed on June 22, 1998))

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

99.1	Proxy Statement for Annual Meeting of Stockholders

(b)	Reports on Form 8-K

None.

(c)	Exhibits 13, 21, 23 and 99.1 listed under (a)(3) above are filed herewith.

(d)	Not applicable.

ITEM 16.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning fees paid by the Company to its principal accountant is incorporated by reference herein under the caption “Proposal II—Ratification of Appointment of Auditors” in the Proxy Statement.

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard P. McStravick, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Sound Federal Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 25, 2003	/s/ RICHARD P. MCSTRAVICK
Date	Richard P. McStravick President and Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Anthony J. Fabiano, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Sound Federal Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 25, 2003	/s/ ANTHONY J. FABIANO
Date	Anthony J. Fabiano Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND FEDERAL BANCORP, INC.

Date: June 25, 2003	/s/ RICHARD P. MCSTRAVICK
Richard P. McStravick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RICHARD P. MCSTRAVICK	By:	/s/ BRUNO J. GIOFFRE
	Richard P. McStravick President, Chief Executive Officer and Director (Principal Executive Officer)		Bruno J. Gioffre Chairman of the Board

Date: June 25, 2003		Date: June 25, 2003

By:	/s/ JOSEPH DINOLFO	By:	/s/ DONALD H. HEITHAUS
	Joseph Dinolfo Director		Donald H. Heithaus Director

Date: June 25, 2003		Date: June 25, 2003

By:	/s/ JOSEPH A. LANZA	By:	/s/ JAMES STAUDT
	Joseph A. Lanza Director		James Staudt Director

Date: June 25, 2003		Date: June 25, 2003

By:	/s/ SAMUEL T. TELERICO	By:	/s/ ANTHONY J. FABIANO
	Samuel T. Telerico Director		Anthony J. Fabiano Chief Financial Officer and Accounting Officer

Date: June 25, 2003		Date: June 25, 2003

By:	/s/ ELDORUS MAYNARD
Eldorus Maynard Director

Date: June 25, 2003