Form 10-Q
period 2003-06-30
SOUND FEDERAL BANCORP INC
filed 2003-08-13
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

   (Mark One)

   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

                                       OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-24811

                           SOUND FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          22-3887679
 ------------------------------                          ---------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

               1311 Mamaroneck Ave., White Plains, New York 10605
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (914) 761-3636
               (Registrant's telephone number including area code)

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

                                                       Shares
                                                    Outstanding at
       Class                                       August 12, 2003
    --------------                              ---------------------
     Common Stock,                                   13,247,133
   par value, $0.01

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 2003 and March 31, 2003.......1

         Consolidated Statements of Income for the Three Months
         Ended June 30, 2003 and 2002..........................................2

         Consolidated Statement of Changes in Stockholders' Equity for the Three
         Months Ended June 30, 2003............................................3

         Consolidated Statements of Cash Flows for the Three Months
         Ended June 30, 2003 and 2002..........................................4

         Notes to Unaudited Consolidated Financial Statements..................5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........15

Item 4.  Controls and Procedures..............................................15


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

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

Part 1. - Financial Information
Item 1.  Financial Statements


Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)                                                                       June 30,       March 31,
                                                                                       ---------------------------------
                                                                                               2003           2003
                                                                                       ---------------------------------

Assets
Cash and due from banks                                                                         $ 7,387         $ 8,776
Federal funds sold and other overnight deposits                                                  37,157          36,121
                                                                                              ---------       ---------
     Total cash and cash equivalents                                                             44,544          44,897
                                                                                              ---------       ---------
Securities available for sale, at fair value (including $28,484 and $29,100 pledged as collateral for borrowings under repurchase agreements at
June 30, 2003 and March 31, 2003, respectively)                                                 339,281         295,048
Loans, net:
  Mortgage loans                                                                                423,470         428,575
  Consumer loans                                                                                  1,483           1,551
  Allowance for loan losses (Note 5)                                                             (2,492)         (2,442)
                                                                                              ---------       ---------
            Total loans, net                                                                    422,461         427,684
                                                                                              ---------       ---------
 Accrued interest receivable                                                                      3,547           3,678
 Federal Home Loan Bank stock                                                                     5,302           4,141
 Premises and equipment, net                                                                      5,401           5,467
 Deferred income taxes                                                                              120             392
 Goodwill                                                                                        13,970          13,970
 Other assets                                                                                     1,009             811
                                                                                              ---------       ---------
            Total assets                                                                      $ 835,635       $ 796,088
                                                                                              =========       =========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                                    $ 633,265       $ 604,260
  Borrowings (Note 6)                                                                            35,000          35,000
  Mortgagors' escrow funds                                                                        3,646           4,603
  Due to brokers for securities purchased                                                        20,899          10,495
  Accrued expenses and other liabilities                                                          3,003           3,409
                                                                                              ---------       ---------
            Total liabilities                                                                   695,813         657,767
                                                                                              ---------       ---------
Stockholders' equity (Note 1):
   Preferred stock ($0.01 par value; 1,000,000 shares authorized;
   none issued and outstanding)                                                                       -               -
   Common stock ($0.01 par value; 24,000,000 shares authorized; 13,247,133
      shares issued and outstanding)                                                                132             132
   Additional paid-in capital                                                                    95,467          95,395
   Common stock held by Employee Stock Ownership Plan ("ESOP")                                   (6,934)         (7,059)
   Common stock awards under the Recognition and Retention Plan ("RRP")                             (64)           (100)
   Retained earnings                                                                             50,992          49,937
   Accumulated other comprehensive income, net of taxes (Note 7)                                    229              16
                                                                                              ---------       ---------
            Total stockholders' equity                                                          139,822         138,321
                                                                                              ---------       ---------
            Total liabilities and stockholders' equity                                        $ 835,635       $ 796,088
                                                                                              =========       =========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)
                                                                                        For the Three Months Ended
                                                                                    ---------------------------------
                                                                                                June 30,
                                                                                         2003                2002
                                                                                    ---------------------------------
Interest and Dividend Income
 Loans                                                                                   $ 6,769             $ 7,614
 Mortgage-backed and other securities                                                      2,837               2,040
 Federal funds sold and other overnight deposits                                             128                 105
 Other earning assets                                                                         57                  46
                                                                                       ---------          ----------
 Total interest and dividend income                                                        9,791               9,805
                                                                                       ---------          ----------
Interest Expense
 Deposits                                                                                  2,879               3,084
 Borrowings                                                                                  365                 416
 Other interest-bearing liabilities                                                           17                  20
                                                                                       ---------          ----------
 Total interest expense                                                                    3,261               3,520
                                                                                       ---------          ----------
 Net interest income                                                                       6,530               6,285
 Provision for loan losses (Note 5)                                                           50                  75
                                                                                       ---------          ----------
 Net interest income after provision for loan losses                                       6,480               6,210
                                                                                       ---------          ----------
Non-Interest Income
 Service charges and fees                                                                    285                 170

Non-Interest Expense
 Compensation and benefits                                                                 1,992               1,428
 Occupancy and equipment                                                                     562                 444
 Data processing service fees                                                                242                 229
 Advertising and promotion                                                                   414                 148
 Other                                                                                       774                 594
                                                                                       ---------          ----------
 Total non-interest expense                                                                3,984               2,843
                                                                                       ---------          ----------
 Income before income tax expense                                                          2,781               3,537
 Income tax expense                                                                        1,064               1,376
                                                                                       ---------          ----------
 Net income                                                                              $ 1,717             $ 2,161
                                                                                    ============         ===========

Earnings per share (Note 4)(1):
Basic                                                                                     $ 0.14              $ 0.17
                                                                                    ============         ===========
Diluted                                                                                   $ 0.14              $ 0.17
                                                                                    ============         ===========


(1) Earnings per share data for the 2002 period has been adjusted to reflect the shares issued in the second-step conversion completed on January 6, 2003.

See accompanying notes to unaudited consolidated financial statements.


Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2003
(Unaudited)
(Dollars in thousands, except per share data)

                                                                   Common     Common                  Accumulated
                                                     Additional    Stock      Stock                     Other             Total
                                          Common       Paid-In     Held By    Awards      Retained  Comprehensive     Stockholders'
                                          Stock        Capital      ESOP     Under RRP    Earnings      Income           Equity
Balance at March 31, 2003                 $ 132       $95,395     $ (7,059)    $ (100)     $ 49,937      $ 16        $ 138,321
Net income                                    -             -            -          -         1,717         -            1,717
Other comprehensive income (Note 7)           -             -            -          -             -       213              213
                                                                                                                      --------
  Total comprehensive income                  -             -            -          -             -         -            1,930
Dividends paid ($0.05 per share)              -             -            -          -          (662)        -             (662)
Vesting of RRP shares                         -             -            -         36             -         -               36
ESOP shares committed to be released
    for allocation                            -            72          125          -             -         -              197
                                        --------  ------------  ----------- ----------  ------------ --------- ----------------
Balance at June 30, 2003                  $ 132       $95,467     $ (6,934)     $ (64)     $ 50,992     $ 229        $ 139,822
                                        ========  ============  =========== ==========  ============ ========= ================


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                               For the Three Months Ended
(In thousands)                                                                                    June 30,
                                                                                       ----------------------------------
                                                                                            2003              2002
                                                                                       ----------------------------------
OPERATING ACTIVITIES
  Net income                                                                                  $ 1,717            $ 2,161
  Adjustments to reconcile net income to net cash provided
      by operating activities:
  Provision for loan losses                                                                        50                 75
  Depreciation, amortization and accretion                                                        527                193
  ESOP and RRP expense                                                                            233                128
  Income taxes                                                                                   (283)               131
  Other adjustments, net                                                                         (202)               342
                                                                                            ---------          ---------
           Net cash provided by operating activities                                            2,042              3,030
                                                                                            ---------          ---------
INVESTING ACTIVITIES
  Purchases of securities available for sale                                                  (85,675)           (13,272)
  Proceeds from principal payments, maturities and calls of securities
     available for sale                                                                        52,221             20,826
  Net receipts (disbursements) for loan originations and principal payments                     4,956            (19,238)
  Proceeds from sales of real estate owned                                                          -                114
  Purchase of Federal Home Loan Bank stock                                                     (1,161)                 -
  Purchases of premises and equipment                                                            (122)              (208)
                                                                                             ---------          ---------
          Net cash used in investing activities                                               (29,781)           (11,778)
                                                                                             ---------          ---------

FINANCING ACTIVITIES
  Net increase in deposits                                                                     29,005             24,721
  Net decrease in mortgagors' escrow funds                                                       (957)              (619)
  Issuance of stock pursuant to stock option plan                                                   -                 27
  Dividends paid on common stock                                                                 (662)              (138)
          Net cash provided by financing activities                                            27,386             23,991

 (Decrease) increase in cash and cash equivalents                                                (353)            15,243
  Cash and cash equivalents at beginning of period                                             44,897             26,778
                                                                                             --------          ---------
  Cash and cash equivalents at end of period                                                 $ 44,544           $ 42,021
                                                                                             ========          =========
SUPPLEMENTAL INFORMATION
Interest paid                                                                                 $ 3,361            $ 3,348
Income taxes paid                                                                               1,261              1,250
Increase in due to brokers for securities purchased                                            10,404                  -


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Reorganization and Stock Offering

         Initial Public Offering

     On October 8, 1998, Sound Federal Bancorp issued shares of its common stock in connection with a Plan of Reorganization ("the "Reorganization") and related Subscription and Community Offering (the "Initial Offering"). In the Initial Reorganization, Sound Federal Savings and Loan Association (the "Bank") converted from a federally chartered mutual savings association to a federally chartered stock savings association. Sound Federal Savings and Loan Association became the wholly-owned subsidiary of Sound Federal Bancorp, which became the majority-owned subsidiary of Sound Federal, MHC (the "Mutual Holding Company").

     Sound Federal Bancorp issued a total of 5,212,218 shares of its common stock, consisting of 2,810,510 shares (or 53.92%) issued to the Mutual Holding Company and 2,401,708 shares (or 46.08%) issued to other stockholders. The shares issued to other stockholders consisted of 192,129 shares purchased by the Company's Employee Stock Ownership Plan (the "ESOP") using $1.9 million in proceeds from a loan made by Sound Federal Bancorp; 102,200 shares contributed by the Company to establish the Sound Federal Savings and Loan Association Charitable Foundation (the "Charitable Foundation"); and 2,107,379 shares sold for cash of $21.1 million ($10.00 per share) in the Initial Offering. After deducting offering costs of $1.1 million, the net cash proceeds from the Initial Offering were $20.0 million.

         Second Step Conversion

     On June 13, 2002, the respective Boards of Directors of Sound Federal Bancorp and the Mutual Holding Company adopted a plan to convert from the mutual holding form of organization to a fully public holding company structure (the "Conversion"). The Conversion was completed on January 6, 2003. At that time, the Mutual Holding Company merged into the Bank, and no longer exists. Sound Federal Bancorp was succeeded by a new Delaware corporation known as Sound Federal Bancorp, Inc. Common shares representing the ownership interest of the Mutual Holding Company were sold in a subscription offering and a community offering. Common shares owned by public shareholders (shareholders other than the Mutual Holding Company) were converted into the right to receive new shares of Sound Federal Bancorp, Inc. common stock determined pursuant to an exchange ratio. The exchange ratio ensured that immediately after the Conversion and exchange of existing shares for new shares, the public shareholders owned the same aggregate percentage of Sound Federal Bancorp, Inc. common stock that they owned immediately prior to the Conversion, excluding any shares purchased in the offering. As part of these transactions, Sound Federal Savings and Loan Association changed its name to Sound Federal Savings (the "Bank"), which is now a wholly-owned subsidiary of Sound Federal Bancorp, Inc. (the "Holding Company"). The Bank and the Holding Company are referred to herein as "the Company".

     The Holding Company sold 7,780,737 shares of common stock at $10.00 per share in the offering completed on January 6, 2003, including 622,458 shares purchased by the ESOP. In addition, each of the outstanding shares of common stock of Sound Federal Bancorp (1,967,782 shares, net of 444,926 treasury shares) was converted into 2.7667 shares of the Holding Company resulting in 5,444,263 outstanding shares. A total of 13,225,000 shares were outstanding as a result of the offering and share exchange.

     Net cash proceeds from the offering were as follows (in thousands):


Total cash proceeds (7,780,737 shares)                                 $ 77,807
Offering costs                                                           (1,897)
                                                                ----------------
   Net offering proceeds                                                 75,910
Assets received from the Mutual Holding Company                             366
                                                                ----------------
Increase in common stock and additional paid-in capital                  76,276
Shares purchased by the ESOP (622,458 shares)                            (6,225)
                                                                ----------------
Net cash proceeds                                                      $ 70,051
                                                                ================

     The Conversion and related transactions were accounted for at historical cost, with no resulting change in the historical carrying amounts of assets and liabilities. Consolidated stockholders' equity increased by the net cash proceeds from the offering. Share and per share data for all periods have been adjusted to reflect the additional shares outstanding as a result of the offering and share exchange.

2.       Basis of Presentation

     The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending March 31, 2004.

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

     The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 2003, included in the Company's 2003 Annual Report on Form 10-K.

3.       Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages the use of a fair-value-based method of accounting for employee stock compensation plans, but permits the continued use of the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123, the grant-date fair value of options is recognized as compensation expense over the vesting period. The Company has elected to continue to apply APB Opinion No. 25 and disclose the pro forma information required by SFAS No. 123. Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the

     Company's net income and earnings per common share would have been adjusted to the following pro forma amounts:

                                                                   Three months ended
                                                                       June 30,
                                                        --------------------------------------
                                                                2003               2002
                                                        --------------------------------------
                                                           (In thousands, except per share data)
Net income, as reported                                 $            1,717  $           2,161
Add RRP expense included in reported
   net income, net of related tax effects                               22                 22
Deduct RRP and stock option expense determined
   under the fair-value-based method, net of                           (39)               (40)
   related tax effects
Pro forma net income                                    $            1,700  $           2,143

Earnings per share:
   Basic, as reported                                   $             0.14  $            0.17
   Basic, pro forma                                     $             0.14  $            0.17

   Diluted, as reported                                 $             0.14  $            0.17
   Diluted, pro forma                                   $             0.13  $            0.16



4.       Earnings Per Share

     Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended June 30, 2003 were 12,383,041 and 12,716,898, respectively. For the quarter ended June 30, 2002, weighted average common shares used in calculating basic and diluted earnings per share were 12,866,422 and 13,125,590, respectively.

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

     Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                              Three Months Ended               Year Ended
                                        -----------------------------------------------------
                                                   June 30,                     March 31,
                                        -----------------------------------------------------
                                            2003              2002                2003
                                        -----------------------------------------------------
                                                           (in thousands)
Balance at beginning of period         $    2,442          $  2,221             $  2,221
Provision for loan losses                      50                75                  275
Mortgage loans charged off                      -                 -                  (54)
                                        ---------          --------             ----------
Balance at end of period               $    2,492          $  2,296             $  2,442
                                        =========          ========             ==========


6.       Borrowings

     The Company had the following outstanding borrowings under securities repurchase agreements with the Federal Home Loan Bank (the "FHLB") at June 30, 2003:

       Maturity Date                  Coupon Rate         Borrowings
                                         (dollars in thousands)
January 2008(1)                         5.42 %            $ 10,000
December 2008(1)                        4.72                 5,000
March 2004                              3.57                 7,000
March 2005                              4.22                 6,000
March 2006                              2.27                 7,000
                                        4.11 %            $ 35,000

Accrued interest payable                                     $ 149

(1) Callable Quarterly

     The securities transferred to the FHLB subject to the repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $11.6 million and mortgage-backed securities available for sale with a carrying value of $16.8 million. Accrued interest receivable on the securities was $243,000 at June 30, 2003.

7.       Comprehensive Income

     Comprehensive income represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale and minimum pension liability adjustments. The Company has reported its total comprehensive income in the consolidated statement of changes in stockholders' equity.

     The Company's other comprehensive income is summarized as follows:

                                                                  Three Months Ended
                                                                        June 30,
                                                                2003                  2002
                                                                      (In thousands)
Net unrealized holding gain arising
     during the period on securities available
     for sale                                                $   369          $      1,023
Related deferred income tax effect                              (156)                (396)
Other comprehensive income                                   $   213          $       627


     The Company's accumulated other comprehensive income, which is included in stockholders' equity, is summarized as follows:

                                                                             June 30,          March 31,
                                                                               2003              2003
                                                                                   (In thousands)
Net unrealized holding gain on securities available for sale         $     3,864            $     3,495
Additional minimum pension liability                                      (3,468)                (3,468)
Related deferred income taxes                                               (167)                   (11)
                                                                     ------------           ------------
Accumulated other comprehensive income                               $       229            $        16
                                                                     ============           ============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Our principal business has historically consisted of offering savings and other deposits to the general public and using the funds from these deposits to make loans secured by residential real estate. Our net income depends primarily upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investments, and the interest expense paid on deposits. To a much lesser degree, our net income is affected by non-interest income, such as banking service charges and fees. Net income is also affected by, among other things, provisions for loan losses and non-interest expenses. Our principal non-interest expenses consist of compensation and benefits, occupancy and equipment, data processing service fees, advertising and promotion and other expenses, such as ATM expenses, professional fees and insurance premiums. Our net income also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve System; and the actions of bank regulatory authorities.

Forward-Looking Statements

     When used in this report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect our current view with respect to future-looking events and are subject to certain risks and uncertainties that could cause actual results to differ materially from Management's current expectations. Among others, these risks and uncertainties include changes in general economic conditions, changes in policies by regulatory agencies, hostilities involving the United States, fluctuations in interest rates, demand for loans in the Company's market area, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting our operations, markets and products. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from its forward-looking statements. We do not intend to update these forward-looking statements.

Second Step Conversion

     For additional information concerning the second step conversion, see Note 1 of the Notes to Unaudited Consolidated Financial Statements in this report.

Financial Condition

     Assets. The Company's total assets amounted to $835.6 million at June 30, 2003 as compared to $796.1 million at March 31, 2003. The $39.5 million increase in total assets is due primarily to a $44.2 million, or 15.0%, increase in securities available for sale to $339.3 million, partially offset by a decrease of $5.2 million in net loans to $422.5 million. The decrease in loans is the result of an increase in prepayments by borrowers refinancing their mortgage loans as market interest rates continued to decline during fiscal 2003. The $39.5 million increase in total assets was funded primarily by a $29.0 million increase in deposits and a $10.4 million increase in amounts due to brokers for securities purchased.

     Liabilities. Total deposits were $633.3 million at June 30, 2003, as compared to $604.3 million at March 31, 2003. Certificates of deposit increased $17.1 million to $380.8 million from $363.7 million, savings and club accounts increased $5.5 million to $142.3 million from $136.8 million and money market and NOW accounts increased $6.5 million to $110.2 million from $103.7 million. Borrowings totaled $35.0 million at both June 30, 2003 and March 31, 2003.

     Amounts that were due to brokers for securities purchased amounted to $20.9 million at June 30, 2003 compared to $10.5 million at March 31, 2003. This amount represents securities purchased on trade dates prior to June 30, 2003 with transaction settlement dates after June 30, 2003.

     Stockholders' Equity. Total stockholders' equity increased $1.5 million to $139.8 million at June 30, 2003 as compared to $138.3 million at March 31, 2003. The increase in stockholders' equity reflects $1.7 million in net income and an increase of $213,000 in accumulated other comprehensive income, partially offset by dividends of $662,000. The Company's equity to assets ratio was 16.73% at June 30, 2003, as compared to 17.38% at March 31, 2003. In July 2003, we announced the commencement of a stock repurchase program to repurchase up to 530,482 (4%) of our outstanding shares of common stock in order to provide shares for reissuance upon exercise of outstanding stock options. The repurchase of our shares at current market prices will result in a reduction in stockholders' equity. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity requirements and alternative uses of the Company's capital.

Comparison of Results of Operations for the Three Months Ended June 30, 2003
 and 2002

     Net Income. Net income amounted to $1.7 million or diluted earnings per share of $0.14 for the quarter ended June 30, 2003, as compared to $2.2 million or diluted earnings per share of $0.17 for the quarter ended June 30, 2002. The decrease in net income for the current quarter was due primarily to a $1.1 million increase in non-interest expense partially offset by a decrease of $312,000 in income tax expense and increases of $245,000 in net interest income and $115,000 in non-interest income.

     Interest Income. Interest income decreased $14,000 to $9.8 million for the quarter ended June 30, 2003, as compared to the same quarter in 2002. The decrease is due to a 145 basis point decrease in the average yield on interest-earning assets to 5.09%, substantially offset by a $170.6 million increase in average interest-earning assets to $772.1 million during the quarter ended June 30, 2003 as compared to $601.5 million for the same quarter in the prior year. The increase in the average balance of interest-earning assets was due primarily to a $150.3 million increase in the average balance of securities to $292.1 million and a $22.1 million increase in Federal funds sold and other overnight deposits to $51.1 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans at lower rates and the downward repricing of adjustable-rate securities during recent periods of declining interest rates. In addition, Federal funds sold and other overnight deposits, which earn less interest than longer-term interest-earning assets, represented a larger portion of average interest-earning assets (6.6% of total average interest-earning assets for the fiscal 2004 quarter, as compared to 4.8% for the fiscal 2003 quarter).

     Loans. Interest income on loans decreased $845,000 or 11.1% to $6.8 million for the current quarter as compared to $7.6 million for the same quarter in 2002. This decrease is due to a $3.9 million decrease in the average balance of loans to $422.6 million and a 74 basis point decrease in the yield earned to 6.42%.

     The decrease in the loan portfolio is principally a result of increased principal prepayments as a result of continued low market interest rates. The Bank originated $84.6 million of loans during the quarter ended June 30, 2003 as compared to $57.4 million for the same quarter in the prior year. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the average yield earned on the loan portfolio decreased during fiscal 2003 and the first quarter of fiscal 2004. The Bank has not historically sold mortgage loans it originates.

     Mortgage-Backed Securities. Interest on mortgage-backed securities increased $636,000 to $2.1 million for the quarter ended June 30, 2003, as compared to the same quarter in 2002, due primarily to an increase of $114.6 million in the average balance to $212.1 million, partially offset by a decrease of 216 basis points in the average yield to 4.06%. The increase in the average balance of mortgage-backed securities is a result of the investment of the proceeds from the Company's stock offering as well as the investment of funds from deposit growth. The decrease in the average yield is a result of the downward repricing of adjustable rate mortgage-backed securities. In addition, as existing mortgage-backed securities repay, new purchases of mortgage-backed securities are at lower rates than the existing portfolio.

     Other Securities. Interest on other securities increased $161,000 to $689,000 for the quarter ended June 30, 2003, as compared to the same quarter in 2002, due to a $35.7 million increase in the average balance of other securities to $80.0 million, partially offset by a 132 basis point decrease in the average yield to 3.46%. The decrease in the average yield is the result of the continued low market interest rates.

     Federal Funds Sold and Other Overnight Deposits. For the quarter ended June 30, 2003, interest on Federal funds sold and other overnight deposits increased $23,000 to $128,000, reflecting a $22.1 million increase in the average balance to $51.1 million partially offset by a 44 basis point decrease in the average yield earned to 1.01%. The decrease in the average yield is the result of the continued low market interest rates.

     Interest Expense. Interest expense for the quarter ended June 30, 2003 totaled $3.3 million, as compared to $3.5 million for the quarter ended June 30, 2002. The average balance of interest-bearing liabilities increased $87.2 million to $649.0 million for the quarter ended June 30, 2003 from $561.8 million for the same quarter in the prior year, while the average cost of these liabilities decreased 49 basis points to 2.02%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the Somers branch, which was opened in July 2002, as well as growth in the existing branches. The decrease in the average cost of liabilities is the result of declining market interest rates during recent periods.

     Interest expense on time deposits totaled $2.4 million for the current quarter as compared to $2.6 million for the same quarter in 2002. The decrease is due primarily to a 65 basis point decrease in the average cost to 2.55% offset partially by a $58.0 million increase in the average balance of time deposits to $378.6 million from $320.6 million for the same quarter last year. The increase in the average balance includes growth in the Bank's new branch office as well as in existing branches.

     Interest on savings accounts amounted to $283,000 for the current quarter as compared to $311,000 for the quarter ended June 30, 2002. This decrease is the result of a 24 basis point decrease in the average cost of savings accounts to 0.81% offset partially by a $21.1 million increase in the average balance of savings accounts to $139.8 million.

     Interest expense on other deposits (NOW and money market accounts) amounted to $188,000 for quarter ended June 30, 2003 as compared to $214,000 for the same quarter in the prior year. The average cost decreased 21 basis points to 0.82% and the average balance of these accounts increased $8.7 million to $91.9 million.

     For the quarter ended June 30, 2003, interest expense on borrowings amounted to $365,000 as compared to $416,000 for the same quarter in the prior year. The average balance of borrowings for the current quarter was $35.0 million and the average cost was 4.18%. For the quarter ended June 30, 2002, the average balance of borrowings was $34.9 million and the average cost was 4.78%.

     Net Interest Income. Net interest income for the quarter ended June 30, 2003 amounted to $6.5 million, a $245,000 increase from the same period in the prior year. The interest rate spread was 3.07% and 4.02% for the quarters ended June 30, 2003 and 2002, respectively. The net interest margin for those periods was 3.39% and 4.19%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained at 40 year lows. If interest rates remain at these low levels or decrease further, mortgage refinancings may continue to adversely affect the Company's interest rate spread and net interest margin.

     Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 91.1% of total loans at June 30, 2003, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

     The provision for loan losses was $50,000 for the quarter ended June 30, 2003 as compared to $75,000 for the quarter ended June 30, 2002. Non-performing loans amounted to $889,000 or 0.21% of total loans at June 30, 2003, as compared to $952,000 or 0.22% of total loans at June 30, 2002. The allowance for loan losses amounted to $2.5 million and $2.4 million at June 30, 2003 and March 31, 2003, respectively. There were no charge-offs or recoveries in the quarters ended June 30, 2003 and June 30, 2002.

     Non-Interest Income. Non-interest income totaled $285,000 and $170,000 for the quarters ended June 30, 2003 and 2002, respectively. The increase in non-interest income was primarily due to higher levels of income from service charges on deposit accounts, late charges on loans and various other service fees.

     Non-Interest Expense. Non-interest expense totaled $4.0 million for the quarter ended June 30, 2003 as compared to $2.8 million for the quarter ended June 30, 2002. This increase is due primarily to a $564,000 increase in compensation and benefits, a $266,000 increase in advertising and promotion, a $118,000 increase in occupancy and equipment expense and a $180,000 increase in other non-interest expense.

     The increase in compensation and benefits is primarily due to a $327,000 increase in compensation costs and a $105,000 increase in ESOP expense. The increase in compensation expense is due primarily to normal salary increases and increases in staff to support the growth in the Company's lending operations and for the Somers branch, which opened in July 2002, and the Stamford branch, which is expected to open in September 2003. The increase in ESOP expense reflects the increase in shares committed to be released for allocation as a result of the second-step conversion and the increase in the market value of those shares.

     The increase in advertising and promotion reflects a change in the Bank's marketing strategy. The Bank is concentrating its advertising efforts during seasonal product promotions in the spring and fall. The increase in occupancy and equipment is primarily due to the Company's new corporate office which was opened in April 2003.

     Income Taxes. Income tax expense amounted to $1.1 million and $1.4 million for the quarters ended June 30, 2003 and 2002, respectively. The effective tax rates for those same periods were 38.3% and 38.9%, respectively.

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

     The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, adjustable-rate mortgage-backed securities and fixed-rate collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. For the quarter ended June 30, 2003, the Company originated loans totaling $84.6 million and purchased $85.7 million of securities. These disbursements were funded by $52.2 million in principal payments, maturities and calls of securities and $89.5 million in loan principal repayments. For the year ended March 31, 2003, the Company originated $216.3 million of loans and purchased $229.7 million of securities.

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

     At June 30, 2003, the Company had outstanding loan commitments of $80.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from June 30, 2003, totaled $275.1 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At June 30, 2003, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

     The following table sets forth the capital position of the Bank as of June 30, 2003 and March 31, 2003. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp, Inc.

Recent Accounting Standards and Interpretations

     SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 to clarify the application of certain aspects of the accounting for these instruments and activities. The adoption of SFAS No. 149, which is generally effective for transactions after June 30, 2003, is not expected to affect our consolidated financial statements.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003. Under the Statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances). Generally, SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not expected to affect our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, to provide guidance on the identification of entities controlled through means other than voting rights. FIN No. 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN No. 46 in the first interim or annual period beginning after June 15, 2003. The adoption of FIN No. 46 is not expected to have a significant effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 2003, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended June 30, 2003, there were no significant changes in the Company's assessment of market risk.

Item 4.  Controls and Procedures

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of June 30, 2003 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

     There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls during the period covered by this report.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c) Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)  Reports on Form 8-K

     The Company filed a Form 8-K on April 30, 2003 that contained the Company's news release announcing earnings for the quarter and fiscal year ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Sound Federal Bancorp, Inc.
                                             --------------------------------
                                             (Registrant)



  August 12, 2003                         By: /s/ Anthony J. Fabiano
                                           -----------------------------------
                                             Anthony J. Fabiano
                                             Duly Authorized and Chief Financial
                                              and Accounting Officer

Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard P. McStravick, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sound Federal Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 12, 2003                            /s/ Richard P. McStravick
---------------                           ----------------------------------
Date                                       Richard P. McStravick
                                           President and Chief Executive Officer

Exhibit 31.2
                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Anthony J. Fabiano, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sound Federal Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 12, 2003                                   /s/ Anthony J. Fabiano
------------------                                   ----------------------
Date                                                 Anthony J. Fabiano
                                                     Senior Vice President and
                                                      Chief Financial Officer

 Exhibit 32.2

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Richard P. McStravick, President and Chief Executive Officer, and Anthony J. Fabiano, Senior Vice President and Chief Financial Officer of Sound Federal Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2003 and that to the best of his knowledge:

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



August 12, 2003                            /s/ Richard P. McStravick
---------------                            -------------------------
Date                                       President and Chief Executive Officer


August 12, 2003                            /s/ Anthony J. Fabiano
---------------                            ----------------------
Date                                       Senior Vice President and
                                             Chief Financial Officer