Form 10-Q
period 2003-09-30
SOUND FEDERAL BANCORP INC
filed 2003-11-12
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (Mark One)

       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                             Shares
                                          Outstanding at
               Class                    November 12, 2003
         ----------------               -----------------
           Common Stock,                   13,170,133
         par value, $0.01

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2003
         and March 31, 2003 ................................................   1

         Consolidated Statements of Income for the Quarter and
         Six Months Ended September 30, 2003 and 2002 ......................   2

         Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months Ended September 30, 2003 ................   3

         Consolidated Statements of Cash Flows for the Six Months
         Ended September 30, 2003 and 2002 .................................   4

         Notes to Unaudited Consolidated Financial Statements ..............   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  17

Item 4.  Controls and Procedures ...........................................  17

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  19

Item 2.  Changes in Securities and Use of Proceeds .........................  19

Item 3.  Defaults upon Senior Securities ...................................  19

Item 4.  Submission of Matters to a Vote of Security Holders ...............  19

Item 5.  Other Information .................................................  19

Item 6.  Exhibits and Reports on Form 8-K ..................................  19

         Signatures ........................................................  21

Part 1. - Financial Information
Item 1. Financial Statements

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)         September 30,   March 31,
                                                          2003          2003
                                                      -------------   ---------
Assets
Cash and due from banks                                 $  10,911     $   8,776
Federal funds sold and other overnight deposits            13,739        36,121
                                                        ---------     ---------
    Total cash and cash equivalents                        24,650        44,897
                                                        ---------     ---------
Securities available for sale, at fair value (
  including $31,245 and $29,100 pledged as
  collateral for borrowings under repurchase
  agreements at September 30, 2003 and
  March 31, 2003, respectively)                           357,891       295,048
Loans, net:
  Mortgage loans                                          438,401       428,575
  Consumer loans                                            1,366         1,551
  Allowance for loan losses (Note 5)                       (2,562)       (2,442)
                                                        ---------     ---------
            Total loans, net                              437,205       427,684
                                                        ---------     ---------
 Accrued interest receivable                                3,604         3,678
 Federal Home Loan Bank stock                               5,303         4,141
 Premises and equipment, net                                5,711         5,467
 Deferred income taxes                                      1,490           392
 Goodwill                                                  13,970        13,970
 Other assets                                               1,164           811
                                                        ---------     ---------
            Total assets                                $ 850,988     $ 796,088
                                                        =========     =========

Liabilities and Stockholders' Equity
Liabilities:                                            $ 653,395     $ 604,260
  Deposits
  Borrowings (Note 6)                                      55,000        35,000
  Mortgagors' escrow funds                                  1,948         4,603
  Due to brokers for securities purchased                      --        10,495
  Accrued expenses and other liabilities                    2,865         3,409
                                                        ---------     ---------
            Total liabilities                             713,208       657,767
                                                        ---------     ---------
Stockholders' equity (Note 1):
   Preferred stock ($0.01 par value; 1,000,000
      shares authorized;
      none issued and outstanding)                             --            --
   Common stock ($0.01 par value; 24,000,000
      shares authorized; 13,247,133
      shares issued)                                          132           132
   Additional paid-in capital                              95,573        95,395
   Treasury stock, at cost (77,000 shares
      at September 30, 2003)                               (1,203)           --
   Common stock held by the Employee Stock
      Ownership Plan ("ESOP")                              (6,808)       (7,059)
   Common stock awards under the Recognition
      and Retention Plan ("RRP")                              (28)         (100)
   Retained earnings                                       51,980        49,937
   Accumulated other comprehensive (loss)
      income, net of taxes (Note 7)                        (1,866)           16
                                                        ---------     ---------
            Total stockholders' equity                    137,780       138,321
                                                        ---------     ---------
            Total liabilities and
              stockholders' equity                      $ 850,988     $ 796,088
                                                        =========     =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                                              For the Quarter Ended         For the Six Months Ended
                                                                                  September 30,                   September 30,
                                                                             -----------------------        -----------------------
                                                                              2003            2002            2003            2002
                                                                             -------         -------        --------         -------
Interest and Dividend Income
 Loans                                                                       $ 6,490         $ 7,626         $13,259         $15,240
 Mortgage-backed and other securities                                          2,670           2,007           5,507           4,047
 Federal funds sold and other overnight deposits                                  46             127             174             232
 Other earning assets                                                             66              38             123              84
                                                                             -------         -------         -------         -------
 Total interest and dividend income                                            9,272           9,798          19,063          19,603
                                                                             -------         -------         -------         -------

Interest Expense
 Deposits                                                                      2,665           3,102           5,544           6,186
 Borrowings                                                                      384             411             749             827
 Other interest-bearing liabilities                                               18              17              35              37
                                                                             -------         -------         -------         -------
 Total interest expense                                                        3,067           3,530           6,328           7,050
                                                                             -------         -------         -------         -------

 Net interest income                                                           6,205           6,268          12,735          12,553
 Provision for loan losses (Note 5)                                               75              50             125             125
                                                                             -------         -------         -------         -------
 Net interest income after provision for loan losses                           6,130           6,218          12,610          12,428
                                                                             -------         -------         -------         -------

Non-Interest Income
 Service charges and fees                                                        228             211             513             381
 Gain on sale of real estate owned                                                --              13              --              13
                                                                             -------         -------         -------         -------
 Total non-interest income                                                       228             224             513             394
                                                                             -------         -------         -------         -------

Non-Interest Expense
 Compensation and benefits                                                     2,006           1,623           3,998           3,051
 Occupancy and equipment                                                         584             385           1,146             829
 Data processing service fees                                                    189             258             431             487
 Advertising and promotion                                                       137             278             551             426
 Other                                                                           732             665           1,506           1,259
                                                                             -------         -------         -------         -------
 Total non-interest expense                                                    3,648           3,209           7,632           6,052
                                                                             -------         -------         -------         -------

 Income before income tax expense                                              2,710           3,233           5,491           6,770
 Income tax expense                                                            1,060           1,203           2,124           2,579
                                                                             -------         -------         -------         -------
 Net income                                                                  $ 1,650         $ 2,030         $ 3,367         $ 4,191
                                                                             =======         =======         =======         =======

Earnings per share (Note 4)(1):
   Basic earnings per share                                                  $  0.13         $  0.16         $  0.27         $  0.33
                                                                             =======         =======         =======         =======
   Diluted earnings per share                                                $  0.13         $  0.15         $  0.26         $  0.32
                                                                             =======         =======         =======         =======

(1) Earnings per share data for the 2002 periods have been adjusted to reflect the shares issued in the second-step conversion completed on January 6, 2003.

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 2003
(Unaudited)
(Dollars in thousands, except per share data)

                                                                          Common   Common                Accumulated
                                                   Additional             Stock     Stock                   Other         Total
                                           Common   Paid-In   Treasury   Held By   Awards    Retained   Comprehensive  Stockholders'
                                           Stock    Capital    Stock       ESOP   Under RRP  Earnings   (Loss)Income      Equity
                                           ------  ---------- --------   -------  ---------  --------   -------------  -------------
Balance at March 31, 2003                  $  132   $95,395   $    --    $(7,059)   $(100)   $ 49,937     $    16      $ 138,321
Net income                                     --        --        --         --       --       3,367          --          3,367

Other comprehensive loss (Note 7)              --        --        --         --       --          --      (1,882)        (1,882)
                                                                                                                       ---------
  Total comprehensive income                                                                                               1,485

Dividends paid ($0.10 per share)               --        --        --         --       --      (1,324)         --         (1,324)

Purchases of treasury stock
  (77,000 shares)                              --        --    (1,203)        --       --          --          --         (1,203)

Vesting of RRP shares                          --        --        --         --       72          --          --             72

ESOP shares committed to be
  released for allocation                      --       178        --        251       --          --          --            429
                                           ------   -------   -------    -------    -----    --------     -------      ---------
Balance at September 30, 2003              $  132   $95,573   $(1,203)   $(6,808)   $ (28)   $ 51,980     $(1,866)     $ 137,780
                                           ======   =======   =======    =======    =====    ========     =======      =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                        For the Six Months Ended
                                                              September 30,
                                                        ------------------------
                                                           2003           2002
                                                        ----------     ---------
OPERATING ACTIVITIES
  Net income                                             $   3,367     $  4,191
  Adjustments to reconcile net income
     to net cash provided
     by operating activities:
     Provision for loan losses                                 125          125
     Depreciation, amortization and accretion                1,131          532
     ESOP and RRP expense                                      501          276
     Income taxes                                             (559)         216
     Other adjustments, net                                    (77)        (565)
                                                         ---------     --------
           Net cash provided by operating
             activities                                      4,488        4,775
                                                         ---------     --------

INVESTING ACTIVITIES                                      (171,187)     (46,561)
  Purchases of securities available for sale
  Proceeds from principal payments, maturities
     and calls of securities available for sale             94,436       39,238
  Disbursements for loan originations in
     excess of principal payments                          (10,150)     (24,986)
  Proceeds from sales of real estate owned                      --          127
  Purchase of Federal Home Loan Bank stock                  (1,162)          --
  Purchases of premises and equipment                         (625)        (502)
                                                         ---------     --------
          Net cash used in investing
            activities                                     (88,688)     (32,684)
                                                         ---------     --------

FINANCING ACTIVITIES
  Net increase in deposits                                  49,135       45,929
  Proceeds from borrowings                                  20,000           --
  Net decrease in mortgagors' escrow funds                  (2,655)      (2,233)
  Purchases of treasury stock                               (1,203)          --
  Issuance of stock pursuant to
    stock option plan                                           --           27
  Dividends paid on common stock                            (1,324)        (313)
                                                         ---------     --------
          Net cash provided by
            financing activities                            63,953       43,410
                                                         ---------     --------

 (Decrease) increase in cash and
   cash equivalents                                        (20,247)      15,501
  Cash and cash equivalents at
    beginning of period                                     44,897       26,778
                                                         ---------     --------
  Cash and cash equivalents at
    end of period                                        $  24,650     $ 42,279
                                                         =========     ========

SUPPLEMENTAL INFORMATION                                 $   6,402     $  7,018
Interest paid
Income taxes paid                                            2,712        2,316
Decrease in due to brokers for
  securities purchased                                      10,495           --
Loans transferred to real estate owned                          --          171

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

      Second Step Conversion

      On June 13, 2002, the respective Boards of Directors of Sound Federal Bancorp and the Mutual Holding Company adopted a plan to convert from the mutual holding form of organization to a fully public holding company structure (the "Conversion"). The Conversion was completed on January 6, 2003. As part of the conversion the Mutual Holding Company merged out of existence. Sound Federal Bancorp was succeeded by a new Delaware corporation known as Sound Federal Bancorp, Inc. (the "Holding Company"). Common shares representing the ownership interest of the Mutual Holding Company were sold in a subscription offering and a community offering. Common shares owned by public shareholders (shareholders other than the Mutual Holding Company) were converted into the right to receive new shares of the Holding Company's common stock determined pursuant to an exchange ratio. Immediately after the Conversion and exchange of existing shares for new shares, the public shareholders owned the same aggregate percentage of the Holding Company's common stock that they owned immediately prior to the Conversion, excluding any shares purchased in the offering. As part of these transactions, the Bank changed its name to Sound Federal Savings (the "Bank"), which is now a wholly-owned subsidiary of the Holding Company. The Bank and the Holding Company are referred to herein as "the Company".

      The Holding Company sold 7,780,737 shares of common stock at $10.00 per share in the offering, including 622,458 shares purchased by the ESOP. In addition, each of the outstanding shares of common stock of Sound Federal Bancorp (1,967,782 shares, net of 444,926 treasury shares) was converted into
2.7667 shares of the Holding Company resulting in 5,444,263 outstanding shares. A total of 13,225,000 shares were outstanding as a result of the offering and share exchange.

      Net cash proceeds from the offering were as follows (in thousands):

      Total cash proceeds (7,780,737 shares)                     $ 77,807
      Offering costs                                               (1,897)
                                                                 --------
         Net offering proceeds                                     75,910
      Assets received from the Mutual Holding Company                 366
                                                                 --------
      Increase in common stock and additional paid-in capital      76,276
      Shares purchased by the ESOP (622,458 shares)                (6,225)
                                                                 --------
      Net cash proceeds                                          $ 70,051
                                                                 ========

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

                                                                     Quarter Ended                        Six Months Ended
                                                                     September 30,                          September 30,
                                                             ------------------------------        ------------------------------
                                                                 2003              2002               2003               2002
                                                             -----------        -----------        -----------        -----------
                                                                          (In thousands, except per share data)
Net income, as reported                                      $     1,650        $     2,030        $     3,367        $     4,191
Add RRP expense included in reported
   net income, net of related tax effects                             22                 22                 44                 44
Deduct RRP and stock option expense
   determined under the fair-value-based
   method, net of related tax effects                                (40)               (40)               (79)               (80)
                                                             -----------        -----------        -----------        -----------
Pro forma net income                                         $     1,632        $     2,012        $     3,332        $     4,155
                                                             ===========        ===========        ===========        ===========
Earnings per share:
   Basic, as reported                                        $      0.13        $      0.16        $      0.27        $      0.33
                                                             ===========        ===========        ===========        ===========
   Basic, pro forma                                          $      0.13        $      0.16        $      0.27        $      0.32
                                                             ===========        ===========        ===========        ===========
   Diluted, as reported                                      $      0.13        $      0.15        $      0.26        $      0.32
                                                             ===========        ===========        ===========        ===========
   Diluted, pro forma                                        $      0.13        $      0.15        $      0.26        $      0.32
                                                             ===========        ===========        ===========        ===========

4. Earnings Per Share

      Earnings per share data for all periods have been adjusted to reflect the additional shares outstanding as a result of the offering and share exchange.

      Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended September 30, 2003 were 12,390,225 and 12,730,942, respectively. For the quarter ended September 30, 2002, weighted average common shares used in calculating basic and diluted earnings per share were 12,890,553 and 13,194,847, respectively.

      For the six months ended September 30, 2003, weighted average shares used in calculating basic and diluted earnings per share were 12,402,521 and 12,740,223, respectively. For the six months ended September 30, 2002, the respective weighted average shares were 12,888,286 and 13,173,252.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                                          Quarter Ended                   Six Months Ended            Year Ended
                                                          September 30,                    September 30,               March 31,
                                                     -------------------------       --------------------------       ----------
                                                       2003             2002            2003             2002            2003
                                                     --------         --------        --------         --------        --------
                                                                                    (In thousands)
Balance at beginning of period                       $  2,492         $  2,296        $  2,442         $  2,221        $  2,221
Provision for loan losses                                  75               50             125              125             275
Loans charged off                                          (5)              --              (5)              --             (54)
                                                     --------         --------        --------         --------        --------
Balance at end of period                             $  2,562         $  2,346        $  2,562         $  2,346        $  2,442
                                                     ========         ========        ========         ========        ========

6. Borrowings

      The Company had the following outstanding borrowings from the Federal Home Loan Bank (the "FHLB") at September 30, 2003:

                                                      Coupon Rate     Borrowings
                                                      -----------     ----------
Securities repurchase agreements maturing in:            (Dollars in thousands)
   January 2008(1)                                       5.42%          $10,000
   December 2008(1)                                      4.72             5,000
   March 2004                                            3.57             7,000
   March 2005                                            4.22             6,000
   March 2006                                            2.27             7,000
Short-term advances maturing in October 2003             1.18            20,000
                                                                        -------
   Total borrowings                                      3.05%          $55,000
                                                                        =======
Accrued interest payable                                                $   165

(1)   Callable Quarterly

      The securities transferred to the FHLB subject to the repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $17.2 million and mortgage-backed securities available for sale with a carrying value of $13.8 million. Accrued interest receivable on the securities was $225,000 at September 30, 2003.

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

      The Company's other comprehensive (loss) income is summarized as follows:

                                                                                 Quarter Ended                  Six Months Ended
                                                                                 September 30,                   September 30,
                                                                            -----------------------         -----------------------
                                                                             2003            2002            2003            2002
                                                                            -------         -------         -------         -------
                                                                                                 (In thousands)
Net unrealized holding (loss) gain arising during
     the period on securities available for sale                            $(3,536)        $   580         $(3,167)        $ 1,603
Related deferred income tax effect                                            1,441            (224)          1,285            (620)
                                                                            -------         -------         -------         -------
Other comprehensive (loss) income                                           $(2,095)        $   356         $(1,882)        $   983
                                                                            =======         =======         =======         =======

      The Company's accumulated other comprehensive (loss) income, which is included in stockholders' equity, is summarized as follows:

                                                       September 30,   March 31,
                                                           2003          2003
                                                       ------------    ---------
                                                            (In thousands)
Net unrealized holding gain on
  securities available for sale                          $   328        $ 3,495
Additional minimum pension liability                      (3,468)        (3,468)
Related deferred income taxes                              1,274            (11)
                                                         -------        -------
Accumulated other comprehensive
  (loss) income                                          $(1,866)       $    16
                                                         =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      Our principal business consists of offering savings and other deposits to the general public and using the funds from these deposits to make loans secured by residential real estate. Our net income depends primarily upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investments, and the interest expense paid on deposits. To a much lesser degree, our net income is affected by non-interest income, such as banking service charges and fees. Net income is also affected by, among other things, provisions for loan losses and non-interest expenses. Our principal non-interest expenses consist of compensation and benefits, occupancy and equipment, data processing service fees, advertising and promotion and other expenses, such as ATM expenses, professional fees and insurance premiums. Our net income also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve System; and the actions of bank regulatory authorities.

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

Financial Condition

      Assets. The Company's total assets amounted to $851.0 million at September 30, 2003 as compared to $796.1 million at March 31, 2003. The $54.9 million increase in total assets is due primarily to a $62.8 million, or 21.3%, increase in securities available for sale to $357.9 million, and a $9.5 million increase in net loans to $437.2 million, partially offset by a $22.4 million decrease in federal funds sold. The asset growth was funded primarily by a $49.1 million increase in deposits to $653.4 million and a $20.0 million increase in borrowings to $55.0 million partially offset by a $10.5 million decrease in amounts due to brokers for securities purchased.

      Liabilities. Total deposits were $653.4 million at September 30, 2003, as compared to $604.3 million at March 31, 2003. Certificates of deposit increased $24.8 million to $388.5 million from $363.7 million, savings and club accounts increased $9.0 million to $145.8 million from $136.8 million, and money market and NOW accounts increased $15.4 million to $119.1 million from $103.7 million. Borrowings increased $20.0 million to $55.0 million at September 30, 2003 as compared to $35.0 million at March 31, 2003.

      Stockholders' Equity. Total stockholders' equity decreased $541,000 to $137.8 million at September 30, 2003 as compared to $138.3 million at March 31, 2003. The decrease reflects the purchase of 77,000 shares of the Company's common stock at a cost of $1.2 million, dividends paid of $1.3 million and a decrease in accumulated other comprehensive income of $1.9 million, partially offset by net income of $3.4 million and an increase in additional paid-in capital of $178,000. The decrease in stockholders' equity attributed to accumulated other comprehensive income (loss) is primarily due to a net unrealized holding loss of $3.2 million on securities available for sale, less a $1.3 million income tax effect.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

      Net Income. Net income amounted to $1.7 million or diluted earnings per share of $0.13 for the quarter ended September 30, 2003, as compared to $2.0 million or diluted earnings per share of $0.15 for the quarter ended September 30, 2002. The decrease in net income for the current quarter was due primarily to a $439,000 increase in non-interest expense and a $63,000 decrease in net interest income, partially offset by a decrease of $143,000 in income tax expense.

      Interest Income. Interest income decreased $526,000 to $9.3 million for the quarter ended September 30, 2003, as compared to the same quarter in 2002. The decrease is due to a 153 basis point decrease in the average yield on interest-earning assets to 4.64%, partially offset by a $161.6 million increase in average interest-earning assets to $792.1 million during the quarter ended September 30, 2003 as compared to $630.5 million for the same quarter in the prior year. The increase in the average balance of interest-earning assets was due primarily to a $184.8 million increase in the average balance of securities to $333.0 million partially offset by a $13.0 million decrease in the average balance of loans to $427.2 million and a decrease of $11.2 million in Federal funds sold and other overnight deposits to $26.4 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches and the investment of net proceeds from the Company's stock offering. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans at lower rates and the downward repricing of adjustable-rate securities during recent periods of declining interest rates.

      Loans. Interest income on loans decreased $1.1 million, or 14.9%, to $6.5 million for the quarter ended September 30, 2003 as compared to $7.6 million for the same quarter in 2002. This decrease is due to a $13.0 million decrease in the average balance of loans to $427.2 million and an 84 basis point decrease in the yield earned to 6.03%.

      The decrease in the loan portfolio reflects higher refinancing and prepayment activity as a result of continued low market interest rates. The Bank originated $58.2 million of new loans during the quarter ended September 30, 2003 as compared to $37.7 million for the same quarter in the prior year. In addition, $65.2 million of the Bank's existing mortgage loans refinanced with the Bank to lower rates during the 2003 quarter. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the average yield earned on the loan portfolio decreased during the second quarter of fiscal 2004. The Bank has not historically sold mortgage loans it originates.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities increased $662,000 to $2.1 million for the quarter ended September 30, 2003, as compared to the same quarter in 2002, due primarily to an increase of $140.6 million in the average balance to $245.6 million, partially offset by a decrease of 226 basis points in the average yield to 3.46%. The increase in the average balance of mortgage-backed securities reflects the investment of the net proceeds from the Company's stock offering as well as the investment of funds from deposit growth. The decrease in the average yield is a result of the downward repricing of adjustable rate mortgage-backed securities and the accelerated amortization of purchase premiums as a result of prepayments on mortgage-backed securities. In addition, new purchases of mortgage-backed securities are at lower rates than the existing portfolio.

      Interest on other securities increased $37,000 to $531,000 for the quarter ended September 30, 2003, as compared to the same quarter in 2002, due to a $44.2 million increase in the average balance of other securities to $87.4 million, partially offset by a 213 basis point decrease in the average yield to 2.41%. The decrease in the average yield is the result of the continued low market interest rates.

      Federal Funds Sold and Other Overnight Deposits. For the quarter ended September 30, 2003, interest on Federal funds sold and other overnight deposits decreased $81,000 to $46,000, reflecting an $11.2 million decrease in the average balance to $26.4 million and a 65 basis point decrease in the average yield earned to 0.69%. The decrease in the average yield is the result of the continued low market interest rates.

      Other Earning Assets. The Company had an investment of $5.3 million in FHLB of New York common stock at September 30, 2003. The FHLB of New York reported that it suspended the October dividend payment on this stock. While this announcement had no impact on the Company's results through September 30, 2003, earnings before tax for the quarter ending December 31, 2003, compared to the same quarter a year ago, will be reduced by approximately $57,000. Future earnings will be impacted to the extent the FHLB continues the dividend suspension or reduces the dividend amount from that previously paid.

      Interest Expense. Interest expense for the quarter ended September 30, 2003 totaled $3.1 million, as compared to $3.5 million for the quarter ended September 30, 2002. The average balance of interest-bearing liabilities increased $82.6 million to $666.8 million for the quarter ended September 30, 2003 from $584.2 million for the same quarter in the prior year, while the average cost of these liabilities decreased 58 basis points to 1.82%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the Somers branch, which opened in July 2002, and in the Stamford branch, which opened in September 2003, as well as growth in the existing branches. The decrease in the average cost of liabilities is the result of declining market interest rates during recent periods.

      Interest expense on time deposits totaled $2.3 million for the current quarter as compared to $2.6 million for the same quarter in 2002. The decrease is due primarily to a 67 basis point decrease in the average cost to 2.42% partially offset by a $48.3 million increase in the average balance of time deposits to $380.6 million from $332.3 million for the same quarter last year. The increase in the average balance includes growth in the Bank's new branch offices as well as in existing branches.

      Interest expense on savings accounts totaled $221,000 for the current quarter as compared to $330,000 for the quarter ended September 30, 2002. This decrease is the result of a 44 basis point decrease in the average cost of savings accounts to 0.61% partially offset by a $19.6 million increase in the average balance of savings accounts to $144.7 million.

      Interest expense on other deposits (NOW and money market accounts) amounted to $125,000 for the quarter ended September 30, 2003 as compared to $188,000 for the same quarter in the prior year. The average cost decreased 35 basis points to 0.52% and the average balance of these accounts increased $8.6 million to $95.3 million.

      For the quarter ended September 30, 2003, interest expense on borrowings amounted to $384,000 as compared to $411,000 for the same quarter in the prior year. The average balance of borrowings for the current quarter was $42.0 million and the average cost was 3.63%. For the quarter ended September 30, 2002, the average balance of borrowings was $35.0 million and the average rate was 4.66%.

      Net Interest Income. Net interest income for the quarter ended September 30, 2003 amounted to $6.2 million, a $63,000 decrease from the same period in the prior year. The interest rate spread was 2.82% and 3.77% for the quarters ended September 30, 2003 and 2002, respectively. The net interest margin for those periods was 3.11% and 3.94%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained at 40 year lows. If interest rates remain at these low levels or decrease further, mortgage refinancings may continue to adversely affect the Company's interest rate spread and net interest margin. The decrease in interest rate spread and net interest margin was substantially offset by an increase in the ratio of interest-earning assets to interest-bearing liabilities to 1.19 for the 2003 quarter from 1.08 for the 2002 quarter. This increase was due primarily to the investment of proceeds from the Company's stock offering completed in January 2003 in connection with the second step conversion. For information concerning the second step conversion, see Note 1 of the Notes to Unaudited Consolidated Financial Statements in this report.

      Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 90.3% of total loans at September 30, 2003, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

      The provision for loan losses was $75,000 for the quarter ended September 30, 2003 as compared to $50,000 for the quarter ended September 30, 2002. Non-performing loans amounted to $1.8 million or 0.40% of total loans at September 30, 2003, as compared to $876,000 or 0.20% of total loans at September 30, 2002. The increase in non-performing loans is primarily the result of the delinquency of one borrower's mortgage and home equity loans which total $811,000. The loans are secured by a single family home with a loan to value of less than 60%. The allowance for loan losses amounted to $2.6 million and $2.4 million at September

30, 2003 and March 31, 2003, respectively. Charge-offs amounted to $5,000 for the quarter ended September 30, 2003 (none for the 2002 quarter).

      Non-Interest Income. Non-interest income totaled $228,000 and $224,000 for the quarters ended September 30, 2003 and 2002, respectively. The increase in non-interest income was primarily due to higher levels of income from service charges on deposit accounts, late charges on loans and various other service fees.

      Non-Interest Expense. Non-interest expense totaled $3.6 million for the quarter ended September 30, 2003 as compared to $3.2 million for the quarter ended September 30, 2002. This increase is due primarily to increases of $383,000 in compensation and benefits, $199,000 in occupancy and equipment expense and $67,000 in other non-interest expense, partially offset by decreases of $69,000 in data processing service fees and $141,000 in advertising and promotion expense.

      The increase in compensation and benefits is primarily due to a $216,000 increase in compensation costs and a $115,000 increase in ESOP expense. The increase in compensation expense is due primarily to normal salary increases and increases in staff to support the growth in the Company's lending operations and for the Stamford branch, which opened in September 2003. Our full time equivalent employees were 114 and 103 at September 30, 2003 and 2002, respectively. The increase in ESOP expense reflects the increase in shares committed to be released for allocation following the second-step conversion and the increase in the market value of those shares. Compensation expense is recognized for the ESOP equal to the fair value of shares committed to be released for allocation to participant accounts. The difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity. For the quarter ended September 30, 2003, this difference amounted to a credit of $106,000 as compared to $69,000 for the same period in 2002.

      Income Taxes. Income tax expense amounted to $1.1 million and $1.2 million for the quarters ended September 30, 2003 and 2002, respectively. The effective tax rates for those same periods were 39.1% and 37.2%, respectively.

Comparison of Results of Operations for the Six Months Ended September 30, 2003 and 2002

      Net Income. Net income amounted to $3.4 million or diluted earnings per share of $0.26 for the six months ended September 30, 2003, as compared to $4.2 million or diluted earnings per share of $0.32 for the same period in the prior year. The decrease in net income for the six months ended September 30, 2002 was due to an increase of $1.6 million in non-interest expense, partially offset by increases of $182,000 in net interest income and $119,000 in non-interest income and a decrease of $455,000 in income tax expense.

      Interest Income. Interest income totaled $19.1 million for the six months ended September 30, 2003, as compared to $19.6 million for the same period in the prior year. The decrease in interest income reflects a 148 basis point decrease in the average yield on interest-earning assets to 4.86% from 6.34%, partially offset by an increase of $165.3 million in average interest-earning assets to $781.7 million as compared to $616.4 million for the same period in the prior year. The increase in the average balance of interest-earning assets was due primarily to increases of $167.6 million in securities available for sale and $5.4 million in federal funds sold and other overnight deposits, partially offset by an $8.5 million decrease in loans. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans and the repricing of our adjustable-rate securities portfolio during periods of declining interest rates.

      Loans. For the six months ended September 30, 2003, interest income on loans amounted to $13.3 million as compared to $15.2 million for the same period in the prior year. This decrease was due to a decrease of $8.5 million in the average balance of loans to $424.9 million and a 79 basis point decrease in the yield earned to 6.22% from 7.01%.

      The decrease in the loan portfolio is principally a result of increased principal prepayments as a result of continued low market interest rates. We originated $102.5 million of new loans during the six months ended September 30, 2003. In addition, $100.9 million of existing mortgage loans were refinanced with us. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued in the first six months of fiscal 2004. The yield on the loan portfolio may decrease further until market interest rates begin to increase.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities for the six months ended September 30, 2003 increased $1.3 million to $4.3 million as compared to $3.0 million for the same period in the prior year. The increase was due to an increase of $127.6 million in the average balance to $228.9 million partially offset by a decrease of 222 basis points in the average yield to 3.74% from 5.96%. The increase in the average balance of mortgage-backed securities reflects the investment of the net proceeds from the Company's stock offering as well as the investment of funds from deposit growth. The decrease in the average yield is a result of the downward repricing of adjustable rate mortgage-backed securities and the accelerated amortization of purchase premiums as a result of prepayments on mortgage-backed securities. In addition, new purchases of mortgage-backed securities are at lower rates than the existing portfolio.

      For the six months ended September 30, 2003, interest on other securities increased $198,000 to $1.2 million as compared to $1.0 million for the same period in the prior year. The increase was due to an increase of $39.9 million in the average balance to $83.7 million for the six months ended September 30, 2003, partially offset by a decrease in the average yield of 175 basis points to 2.91% from 4.66%.

      Federal Funds Sold and Other Overnight Deposits. For the six months ended September 30, 2003, interest on federal funds and other overnight deposits decreased $58,000 to $174,000, reflecting a 49 basis point decrease in the average yield to 0.90%, partially offset by an increase of $5.4 million in the average balance to $38.7 million. The decrease in the average yield is the result of the continued low market interest rates.

      Interest Expense. For the six months ended September 30, 2003, interest expense on interest-bearing liabilities decreased $722,000 to $6.3 million, as compared to $7.1 million for the six months ended September 30, 2002. The decrease in interest expense was due to a 53 basis point decrease in the average cost of these liabilities to 1.92% from 2.45%, partially offset by an increase of $83.6 million in the average balance of interest-bearing liabilities to $656.8 million.

      For the six months ended September 30, 2003, interest expense on certificates of deposit amounted to $4.7 million as compared to $5.1 million for the same period in the prior year. The decrease was due to a 66 basis point decrease in the average cost to 2.48%, partially offset by a $53.2 million increase in the average balance of certificates of deposit to $379.6 million as compared to $326.4 million for the same period in the prior year.

      For the six months ended September 30, 2003, interest on savings accounts decreased $136,000 to $504,000 as compared to the same period in the prior year. The average cost of savings accounts decreased 34 basis points to 0.71% partially offset by an increase of $20.4 million in the average balance of savings accounts to $142.3 million.

      For the six months ended September 30, 2003, interest expense on other deposits amounted to $313,000 as compared to $403,000 for the same period in the prior year. The average cost of these accounts decreased 27 basis points to 0.67%, partially offset by an increase of $7.4 million in the average balance of these accounts to $92.6 million.

      For the six months ended September 30, 2003, interest expense on borrowings was $749,000 as compared to $827,000 for the same period in the prior year. The decrease in interest expense was due to a decrease in the average cost of borrowings of 83 basis points to 3.89%, partially offset by a $3.5 million increase in the average balance of borrowings to $38.4 million.

      Net Interest Income. For the six months ended September 30, 2003, net interest income amounted to $12.7 million as compared to $12.6 million for the same period in the prior year. The interest rate spread was 2.94% and 3.89% and the net interest margin was 3.25% and 4.06% for the respective periods. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained at 40 year lows. If interest rates remain at these low levels or decrease further, mortgage refinancings may continue to adversely affect the Company's interest rate spread and net interest margin. The decrease in interest rate spread and net interest margin was substantially offset by an increase in the ratio of interest-earning assets to interest-bearing liabilities to 1.19 for the six months ended September 30, 2003 from 1.08 for the comparable 2002 period. This increase was due primarily to the investment of net proceeds from the Company's stock offering completed in January 2003.

      Provision for Loan Losses. The provision for loan losses was $125,000 for each of the six month periods. Non-performing loans amounted to $1.8 million, or 0.40%, of total loans at September 30, 2003, as compared to $876,000, or 0.20%, of total loans at September 30, 2002. The increase in non-performing loans is primarily the result of the delinquency of one borrower's mortgage and home equity loans which total $811,000. The loans are secured by a single family home with a loan to value of less than 60%. The allowance for loan losses amounted to $2.6 million or 0.58% of total loans at September 30, 2002 and $2.3 million or 0.53% of total loans at March 31, 2003. Charge-offs amounted to $5,000 for the six months ended September 30, 2003 (none for same period in 2002).

      Non-Interest Income. Non-interest income for the six months ended September 30, 2003 totaled $513,000 as compared to $394,000 for the six months ended September 30, 2002, and included service fees of $513,000 and $381,000 for the respective periods. The increase in non-interest income was primarily due to higher levels of income from service charges on deposit accounts, late charges on loans and various other service fees.

      Non-Interest Expense. For the six months ended September 30, 2003, non-interest expense increased $1.5 million to $7.6 million as compared to $6.1 million for the same period in the prior year. This increase was due primarily to increases of $947,000 in compensation and benefits, $317,000 in occupancy and equipment expense, $125,000 in advertising and promotion expense and $247,000 in other non-interest expense.

      The increase in compensation and benefits is primarily due to a $460,000 increase in compensation costs and a $225,000 increase in ESOP expense. The increase in compensation expense is due primarily to normal salary increases and increases in staff to support the growth in the Company's lending operations and for the Somers branch, which opened in July 2002, and the Stamford branch, which opened in September 2003. The increase in ESOP expense reflects the increase in shares committed to be released for allocation as a result of the second-step conversion and the increase in the market value of those shares. Compensation expense is recognized for the ESOP equal to the fair value of shares committed to be released for allocation to participant accounts. The difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity. For the six months ended September 30, 2003, this difference amounted to a credit of $178,000 as compared to $108,000 for the same period in 2002.

      The increase in occupancy and equipment expense is primarily due to the two new branch locations and the Company's new corporate office which opened in April 2003.

      Income Taxes. For the six months ended September 30, 2003, income tax expense amounted to $2.1 million and $2.6 million, respectively. The effective tax rates for those same periods were 38.7% and 38.1%, respectively.

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

      The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, adjustable-rate mortgage-backed securities and fixed-rate collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. For the six months ended September 30, 2003, the Company originated loans totaling $102.5 million and purchased $171.2 million of securities. These disbursements were funded by $94.4 million in principal payments, maturities and calls of securities and $92.3 million in loan principal repayments. For the year ended March 31, 2003, the Company originated $216.3 million of loans and purchased $229.7 million of securities.

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

      At September 30, 2003, the Company had outstanding loan commitments of $79.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 2003, totaled $268.5 million. Management believes that a significant portion of such deposits will remain with the Company.

      The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must multiply its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At September 30, 2003, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

      The following table sets forth the capital position of the Bank as of September 30, 2003 and March 31, 2003. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp, Inc.

                                                                                                 OTS Requirements
                                                                              ----------------------------------------------------
                                                                                     Minimum                Classification as Well
                                                       Bank Actual               Capital Adequacy                Capitalized
                                                ------------------------      ----------------------       -----------------------
                                                 Amount           Ratio        Amount         Ratio         Amount          Ratio
                                                --------         -------      --------       -------       --------        -------
                                                                         (Dollars in thousands)
September 30, 2003
Tangible capital                                $90,776           10.8%       $12,580           1.5%       $41,932            5.0%
Tier I (core) capital                            90,776           10.8         33,547           4.0         50,318            6.0
Risk-based capital:
     Tier I                                      90,776           24.6
     Total                                       93,338           25.3         29,543           8.0         36,928           10.0

March 31, 2003
Tangible capital                                $87,313           11.3%       $11,604           1.5%       $38,679            5.0%
Tier I (core) capital                            87,313           11.3         30,944           4.0         46,415            6.0
Risk-based capital:
     Tier I                                      87,313           23.5
     Total                                       89,755           24.2         29,698           8.0         37,123           10.0

Recent Accounting Standards and Interpretations

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 to clarify the application of certain aspects of the accounting for these instruments and activities. The adoption of SFAS No. 149, which is generally effective for transactions after June 30, 2003, did not affect our consolidated financial statements.

      SFAS  No.  150,   Accounting  for  Certain   Financial   Instruments  with
Characteristics of Both Liabilities and Equity, was issued in May 2003. Under the Statement, certain freestanding financial instruments that embody obligations for the issuer and that are now classified in equity, must be classified as liabilities (or as assets in some circumstances). Generally, SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not affect our consolidated financial statements.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, to provide guidance on the identification of entities controlled through means other than voting rights. FIN No. 46 specifies how a business enterprise should evaluate its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. A public company with a variable interest in an entity created before February 1, 2003 must apply FIN No. 46 to that variable interest in the first interim or annual period ending after December 15, 2003. The adoption of FIN No. 46 is not expected to have a significant effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At September 30, 2003, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

      During the quarter ended September 30, 2003, there were no significant changes in the Company's assessment of market risk.

Item 4. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of September 30, 2003 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

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

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on August 14, 2003. The purpose of the meeting was the election of three directors of the Company and the ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending March 31, 2004. The results of the votes were as follows:

      Proposal 1 - Election of Directors

                                                   For             Withheld
                                                   ---             --------
      Donald H. Heithaus                       11,152,068          449,377
      Joseph A. Lanza                          11,167,519          433,926
      Roberta I. Bernhardt                     10,971,762          629,683

      Proposal 2 - Ratification of Appointment of KPMG LLP

                              For               Against            Abstain
                          ----------            -------            -------
                          11,453,248            114,039             34,158

Item 5. Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibit 31.1 - Certification  of Chief Executive  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 31.2 - Certification  of Chief Financial  Officer  pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

      (c) Exhibit 32.1 - Certification  pursuant to 18 U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (d) Reports on Form 8-K

          The Company filed a Form 8-K on July 29, 2003 that contained the Company's news release announcing earnings for the quarter and fiscal year ended March 31, 2003.

          The Company filed a Form 8-K on September 15, 2003 that contained the Company's news release announcing that management was making a presentation to investors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Sound Federal Bancorp, Inc.
                                        ----------------------------------------
                                        (Registrant)

                                    By: /s/ Anthony J. Fabiano
                                        ----------------------------------------
                                        Anthony J. Fabiano
                                        Duly Authorized and Chief Financial and
                                        Accounting Officer

November 12, 2003