Form 10-Q
period 2003-12-31
SOUND FEDERAL BANCORP INC
filed 2004-02-11
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                                                              Shares
                  Class                                  Outstanding at
              Common Stock,                             February 10, 2004
              -------------                             -----------------
             par value, $0.01                                12,803,133

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets at December 31, 2003 and
        March 31, 2003.........................................................1

        Consolidated Statements of Income for the Quarter
        and Nine Months Ended December 31, 2003 and 2002.......................2

        Consolidated Statement of Changes in Stockholders' Equity
        for the Nine Months Ended December 31, 2003............................3

        Consolidated Statements of Cash Flows for the Nine Months
        Ended December 31, 2003 and 2002.......................................4

        Notes to Unaudited Consolidated Financial Statements...................5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10

Item 3. Quantitative and Qualitative Disclosures about Market Risk............18

Item 4. Controls and Procedures...............................................18


                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 1. Legal Proceedings.....................................................19

Item 2. Changes in Securities and Use of Proceeds.............................19

Item 3. Defaults upon Senior Securities.......................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports on Form 8-K......................................19

        Signatures............................................................20

Part 1. - Financial Information
Item 1.  Financial Statements


Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)                            December 31,   March 31,
                                                                             2003         2003
                                                                         ------------   ---------
Assets
Cash and due from banks                                                   $  11,068    $   8,776
Federal funds sold and other overnight deposits                              11,784       36,121
                                                                          ---------    ---------
    Total cash and cash equivalents                                          22,852       44,897
                                                                          ---------    ---------
Securities  available  for sale,  at fair value (including
  $30,113 and $29,100 pledged as collateral for borrowings
  under repurchase agreements at December 31, 2003 and
  March 31, 2003, respectively)                                             356,260      295,048
Loans, net:
  Mortgage loans                                                            462,673      428,575
  Consumer loans                                                              1,417        1,551
  Allowance for loan losses (Note 5)                                         (2,637)      (2,442)
                                                                          ---------    ---------
            Total loans, net                                                461,453      427,684
                                                                          ---------    ---------
 Accrued interest receivable                                                  3,557        3,678
 Federal Home Loan Bank stock                                                 5,303        4,141
 Premises and equipment, net                                                  5,625        5,467
 Deferred income taxes                                                        2,310          392
 Goodwill                                                                    13,970       13,970
 Bank-owned life insurance                                                   10,000         --
 Other assets                                                                 1,612          811
                                                                          ---------    ---------
            Total assets                                                  $ 882,942    $ 796,088
                                                                          =========    =========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                $ 698,416    $ 604,260
  Borrowings (Note 6)                                                        35,000       35,000
  Mortgagors' escrow funds                                                    5,176        4,603
  Due to brokers for securities purchased                                     9,468       10,495
  Accrued expenses and other liabilities                                      2,791        3,409
                                                                          ---------    ---------
            Total liabilities                                               750,851      657,767
                                                                          ---------    ---------
Stockholders' equity (Note 1):
   Preferred stock ($0.01 par value; 1,000,000 shares authorized;
      none issued and outstanding)                                             --           --
   Common stock ($0.01 par value; 24,000,000 shares authorized;
      13,247,133 shares issued)                                                 132          132
   Additional paid-in capital                                                95,840       95,395
   Treasury stock, at cost (444,000 shares at December 31, 2003)             (6,929)        --
   Common stock held by the Employee Stock Ownership Plan ("ESOP")           (6,682)      (7,059)
   Common stock awards under the Recognition and Retention Plan ("RRP")        --           (100)
   Retained earnings                                                         52,789       49,937
   Accumulated other comprehensive (loss) income, net of taxes (Note 7)      (3,059)          16
                                                                          ---------    ---------
            Total stockholders' equity                                      132,091      138,321
                                                                          ---------    ---------
            Total liabilities and stockholders' equity                    $ 882,942    $ 796,088
                                                                          =========    =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)


                                                         For the Quarter Ended   For the Nine Months Ended
                                                              December 31,             December 31,
                                                         ---------------------   -------------------------
                                                           2003         2002        2003         2002
                                                         -------      -------      -------      -------
Interest and Dividend Income
 Loans                                                   $ 6,641      $ 7,527      $19,900      $22,767
 Mortgage-backed and other securities                      3,186        2,130        8,693        6,177
 Federal funds sold and other overnight deposits              46          158          220          390
 Other earning assets                                         --           55          123          139
                                                         -------      -------      -------      -------
 Total interest and dividend income                        9,873        9,870       28,936       29,473
                                                         -------      -------      -------      -------
Interest Expense
 Deposits                                                  2,798        3,025        8,342        9,211
 Borrowings                                                  381          409        1,130        1,236
 Other interest-bearing liabilities                            7           38           42           75
                                                         -------      -------      -------      -------
 Total interest expense                                    3,186        3,472        9,514       10,522
                                                         -------      -------      -------      -------
 Net interest income                                       6,687        6,398       19,422       18,951
 Provision for loan losses (Note 5)                           75           50          200          175
                                                         -------      -------      -------      -------
 Net interest income after provision for loan losse        6,612        6,348       19,222       18,776
                                                         -------      -------      -------      -------
Non-Interest Income
 Service charges and fees                                    252          229          765          610
 Gain on sale of real estate owned                            --           --           --           13
                                                         -------      -------      -------      -------
 Total non-interest income                                   252          229          765          623
                                                         -------      -------      -------      -------
Non-Interest Expense
 Compensation and benefits                                 2,107        1,650        6,105        4,701
 Occupancy and equipment                                     553          495        1,699        1,324
 Data processing service fees                                320          237          751          724
 Advertising and promotion                                   231          328          782          754
 Other                                                       725          620        2,231        1,879
                                                         -------      -------      -------      -------
 Total non-interest expense                                3,936        3,330       11,568        9,382
                                                         -------      -------      -------      -------
 Income before income tax expense                          2,928        3,247        8,419       10,017
 Income tax expense                                        1,133        1,220        3,257        3,799
                                                         -------      -------      -------      -------
 Net income                                              $ 1,795      $ 2,027      $ 5,162      $ 6,218
                                                         =======      =======      =======      =======
Earnings per share (Note 4)(1):
   Basic earnings per share                              $  0.15      $  0.16      $  0.42      $  0.48
                                                         =======      =======      =======      =======
   Diluted earnings per share                            $  0.14      $  0.15      $  0.41      $  0.47
                                                         =======      =======      =======      =======

(1) Earnings per share data for the 2002 periods have been adjusted to reflect the shares outstanding after the completion of the second-step conversion on January 6, 2003.

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended December 31, 2003
(Unaudited)
(Dollars in thousands, except per share data)


                                                                      Common     Common                Accumulated
                                              Additional               Stock      Stock                  Other          Total
                                      Common    Paid-In   Treasury    Held By     Awards    Retained  Comprehensive  Stockholders'
                                       Stock    Capital    Stock       ESOP      Under RRP  Earnings  (Loss)Income      Equity
                                       ------   -------    -------    -------       ----     -------     -------      ---------
Balance at March 31, 2003              $  132   $95,395    $    --    $(7,059)     $(100)    $49,937     $    16      $ 138,321
Net income                                 --        --         --         --         --       5,162          --          5,162
Other comprehensive loss (Note 7)          --        --         --         --         --          --      (3,075)        (3,075)
                                                                                                                      ---------
  Total comprehensive income                                                                                              2,087
Dividends paid ($0.16 per share)           --        --         --         --         --      (1,940)         --         (1,940)
Purchases of treasury stock
  (474,000 shares)                         --        --     (7,400)        --         --          --          --         (7,400)
Resissuance of treasury stock for
  exercise of stock options
  (30,000 shares)                          --        --        471         --         --        (370)         --            101
Tax benefit from exercise of
  stock options                            --       145         --         --         --          --          --            145
Vesting of RRP shares                      --        --         --         --        100          --          --            100
ESOP shares committed to be released
  for allocation                           --       300         --        377         --          --          --            677
                                       ------   -------    -------    -------       ----     -------     -------      ---------
Balance at December 31, 2003           $  132   $95,840    $(6,929)   $(6,682)      $ --     $52,789     $(3,059)     $ 132,091
                                       ======   =======    =======    =======       ====     =======     =======      =========

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                For the Nine Months
(In thousands)                                              Ended December 31,
                                                           -------------------
                                                            2003         2002
                                                           ------       ------
OPERATING ACTIVITIES
  Net income                                            $   5,162     $   6,218
  Adjustments  to  reconcile  net  income to net cash
      provided  by  operating activities:
     Provision for loan losses                                200           175
     Depreciation, amortization and accretion               1,801         1,035
     ESOP and RRP expense                                     777           394
     Income taxes                                            (902)           19
     Other adjustments, net                                  (234)          454
                                                        ---------     ---------
           Net cash provided by operating activities        6,804         8,295
                                                        ---------     ---------
INVESTING ACTIVITIES
  Purchases of securities available for sale             (189,246)     (127,045)
  Proceeds from principal payments, maturities and
     calls of securities available for sale               121,557        63,229
  Disbursements for loan originations in excess of
     principal payments                                   (34,742)      (16,639)
  Proceeds from sales of real estate owned                     --           127
  Purchase of bank-owned life insurance                   (10,000)           --
  Purchase of Federal Home Loan Bank stock                 (1,162)           --
  Purchases of premises and equipment                        (746)         (538)
                                                        ---------     ---------
          Net cash used in investing activities          (114,339)      (80,866)
                                                        ---------     ---------
FINANCING ACTIVITIES
  Net increase in deposits                                 94,156        72,512
  Proceeds from borrowings                                 20,000            --
  Repayment of borrowings                                 (20,000)          (82)
  Increase in stock subscription proceeds                      --        68,134
  Net increase in mortgagors' escrow funds                    573           553
  Purchases of treasury stock                              (7,400)           --
  Proceeds from exercise of stock options                     101            27
  Dividends paid on common stock                           (1,940)         (492)
                                                        ---------     ---------
          Net cash provided by financing activities        85,490       140,652
                                                        ---------     ---------
 (Decrease) increase in cash and cash equivalents         (22,045)       68,081
  Cash and cash equivalents at beginning of period         44,897        26,778
                                                        ---------     ---------
  Cash and cash equivalents at end of period            $  22,852     $  94,859
                                                        =========     =========

SUPPLEMENTAL INFORMATION
  Interest paid                                         $   9,604     $  10,459
  Income taxes paid                                         4,122         2,316
  Loans transferred to real estate owned                       --           171
  Net (decrease) increase in due to brokers for
    securities purchased                                   (1,027)        6,195

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Reorganization and Stock Offering

     Initial Public Offering

     On October 8, 1998, Sound Federal Bancorp issued shares of its common stock in connection with a Plan of Reorganization (the "Initial Reorganization") and related Subscription and Community Offering (the "Initial Offering"). In the Initial Reorganization, Sound Federal Savings and Loan Association converted from a federally chartered mutual savings association to a federally chartered stock savings association. Sound Federal Savings and Loan Association became the wholly-owned subsidiary of Sound Federal Bancorp, which became the majority-owned subsidiary of Sound Federal, MHC (the "Mutual Holding Company").

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

     Second Step Conversion

     On June 13, 2002, the respective Boards of Directors of Sound Federal Bancorp and the Mutual Holding Company adopted a plan to convert from the mutual holding form of organization to a fully public holding company structure (the "Conversion"). The Conversion was completed on January 6, 2003. As part of the conversion the Mutual Holding Company merged out of existence. Sound Federal Bancorp was succeeded by a new Delaware corporation known as Sound Federal Bancorp, Inc (the "Holding Company"). Common shares representing the ownership interest of the Mutual Holding Company were sold in a subscription offering and a community offering. Common shares owned by public shareholders (shareholders other than the Mutual Holding Company) were converted into the right to receive new shares of the Holding Company's common stock determined pursuant to an exchange ratio. Immediately after the Conversion and exchange of existing shares for new shares, the public shareholders owned the same aggregate percentage of the Holding Company's common stock that they owned immediately prior to the Conversion, excluding any shares purchased in the offering. As part of these transactions, the Bank changed its name to Sound Federal Savings (the "Bank"), which is now a wholly-owned subsidiary of the Holding Company. The Bank and the Holding Company are referred to herein as "the Company".

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

     Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company's net income and earnings per common share would have been adjusted to the following pro forma amounts:


                                                    Quarter Ended         Nine Months Ended
                                                    December 31,              December 31,
                                             -----------------------     -----------------------
                                                2003          2002          2003          2002
                                             ---------     ---------     ---------     ---------
                                                     (In thousands, except per share data)
Net income, as reported                      $   1,795     $   2,027     $   5,162     $   6,218
Add RRP expense included in reported
   net income, net of related tax effects           17            23            61            67
Deduct RRP and stock option expense
   determined under the fair-value-based
   method, net of related tax effects              (32)          (41)         (111)         (121)
                                             ---------     ---------     ---------     ---------
Pro forma net income                         $   1,780     $   2,009     $   5,112     $   6,164
                                             =========     =========     =========     =========
Earnings per share:
   Basic, as reported                        $    0.15     $    0.16     $    0.42     $    0.48
                                             =========     =========     =========     =========
   Basic, pro forma                          $    0.15     $    0.16     $    0.41     $    0.48
                                             =========     =========     =========     =========
   Diluted, as reported                      $    0.14     $    0.15     $    0.41     $    0.47
                                             =========     =========     =========     =========
   Diluted, pro forma                        $    0.14     $    0.15     $    0.40     $    0.47
                                             =========     =========     =========     =========

4.   Earnings Per Share

     Earnings per share data for the quarter and nine months ended December 31, 2002 have been adjusted to reflect the shares outstanding after completion of the offering and share exchange on January 6, 2003.

     Weighted average common shares used in calculating basic and diluted earnings per share for the quarter ended December 31, 2003 were 12,219,933 and 12,552,442, respectively. For the quarter ended December 31, 2002, weighted average common shares used in calculating basic and diluted earnings per share were 12,914,684 and 13,244,481, respectively.

     For the nine months ended December 31, 2003, weighted average shares used in calculating basic and diluted earnings per share were 12,360,180 and 12,695,304, respectively. For the nine months ended December 31, 2002, the respective weighted average shares were 12,913,177 and 13,217,530.

5.   Allowance for Loan Losses

     The allowance for loan losses is increased by provisions for loan losses charged to income. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management's periodic determination of the allowance is based on continuing reviews of the portfolio, using a consistently-applied methodology. The allowance for loan losses consists of losses that are both probable and estimable at the date of the financial statements. In determining the allowance for loan losses, management considers factors such as the Company's past loan loss experience, known risks in the portfolio, adverse situations affecting a borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions.

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

         Activity in the allowance for loan losses for the periods indicated is summarized as follows:


                                     Quarter Ended       Nine Months Ended    Year Ended
                                      December 31,          December 31,       March 31,
                                  ------------------    -------------------   ----------
                                    2003       2002        2003       2002      2003
                                  ------------------    -------------------   ----------
                                                     (In thousands)
Balance at beginning of period    $ 2,562    $ 2,346    $ 2,442     $ 2,221    $ 2,221
Provision for loan losses              75         50        200         175        275
Loans charged off                      --         --         (5)         --        (54)
                                  ------------------    -------------------    -------
Balance at end of period          $ 2,637    $ 2,396    $ 2,637     $ 2,396    $ 2,442
                                  ==================    ===================    =======

6.   Borrowings

     The Company had the following outstanding borrowings from the Federal Home Loan Bank (the "FHLB") at December 31, 2003:

                                                 Coupon Rate     Borrowings
                                                 -----------     ----------
                                                    (Dollars in thousands)
Securities repurchase agreements maturing in:
   January 2008(1)                                  5.42%         $10,000
   December 2008(1)                                 4.72            5,000
   March 2004                                       3.57            7,000
   March 2005                                       4.22            6,000
   March 2006                                       2.27            7,000
                                                                  -------
   Total borrowings                                 4.11%         $35,000
                                                                  =======
Accrued interest payable                                          $   142

     The securities transferred to the FHLB subject to the repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $15.6 million and mortgage-backed securities available for sale with a carrying value of $14.5 million. Accrued interest receivable on the securities was $183,000 at December 31, 2003.

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

     The Company's other comprehensive (loss) income is summarized as follows:

                                                         Quarter Ended       Nine Months Ended
                                                          December 31,          December 31,
                                                     -------------------     -------------------
                                                       2003        2002       2003         2002
                                                     -------     -------     -------     -------
                                                                     (In thousands)
Net unrealized holding (loss) gain arising during
  the period on securities available for sale        $(1,843)    $    68     $(5,010)    $ 1,671
Related deferred income tax effect                       650         (29)      1,935        (649)
                                                     -------     -------     -------     -------
Other comprehensive (loss) income                    $(1,193)    $    39     $(3,075)    $ 1,022
                                                     =======     =======     =======     =======

     The Company's accumulated other comprehensive (loss) income, which is included in stockholders' equity, is summarized as follows:

                                                      December 31,   March 31,
                                                          2003         2003
                                                      ------------   ---------
                                                            (In thousands)
Net unrealized holding (loss) gain on securities
  available for sale                                    $(1,515)     $ 3,495
Additional minimum pension liability                     (3,468)      (3,468)
Related deferred income taxes                             1,924          (11)
                                                        -------      -------
Accumulated other comprehensive (loss) income           $(3,059)     $    16
                                                        =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Our principal business consists of offering savings and other deposits to the general public and using the funds from these deposits to make loans secured by residential real estate. Our net income depends primarily upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investments, and the interest expense paid on deposits and borrowings. To a much lesser degree, our net income is affected by non-interest income, such as banking service charges and fees. Net income is also affected by, among other things, provisions for loan losses and non-interest expenses. Our principal non-interest expenses consist of compensation and benefits, occupancy and equipment, data processing service fees, advertising and promotion and other expenses, such as ATM expenses, professional fees and insurance premiums. Our net income also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve System; and the actions of bank regulatory authorities.


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

Financial Condition

     Assets. The Company's total assets amounted to $882.9 million at December 31, 2003 as compared to $796.1 million at March 31, 2003. The $86.8 million increase in total assets is primarily due to a $61.2 million increase in securities available for sale to $356.3 million, a $33.8 million increase in net loans to $461.5 million, and the purchase of bank-owned life insurance with a cash surrender value of $10.0 million. These increases were partially offset by a decrease in federal funds sold of $24.3 million. The asset growth was funded principally by a $94.2 million increase in deposits to $698.4 million.

     Liabilities. Total deposits were $698.4 million at December 31, 2003 as compared to $604.3 million at March 31, 2003, an increase of $94.1 million. Certificates of deposit increased $72.5 million to $436.2 million from $363.7 million, savings and club accounts increased $9.1 million to $145.9 million from $136.8 million, and money market and NOW accounts increased $12.6 million to $116.3 million from $103.7 million.

     Stockholders'Equity. Total stockholders' equity decreased $6.2 million to $132.1 million at December 31, 2003 as compared to $138.3 million at March 31, 2003. The decrease reflects the purchase of treasury shares at a cost of $7.4 million, dividends paid of $1.9 million and a decrease of $3.1 million attributable to accumulated other comprehensive (loss) income, partially offset by net income of $5.2 million, and proceeds and related tax benefits of $246,000 on the reissuance of treasury shares for stock options exercised. The change in accumulated other comprehensive (loss) income reflects a net unrealized holding loss of $5.0 million on securities available for sale (less a $1.9 million income tax effect) attributable to a decline in fair value of debt securities due to rising long-term interest rates during the nine-month period.

     In July 2003, we announced the commencement of a stock repurchase program to repurchase up to 530,482 (4%) of our outstanding shares of common stock in order to provide shares for reissuance upon exercise of outstanding stock options. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company's liquidity requirements and alternative uses of the Company's capital. As of December 31, 2003, we repurchased 474,000 shares of the Company's common stock at a cost of $7.4 million and reissued 30,000 of these shares upon the exercise of stock options.

Comparison of Results of Operations for the Quarters Ended December 31, 2003 and 2002

     Net Income. Net income amounted to $1.8 million or diluted earnings per share of $0.14 for the quarter ended December 31, 2003, as compared to $2.0 million or diluted earnings per share of $0.15 for the quarter ended December 31, 2002. The decrease in net income for the current quarter was due primarily to a $606,000 increase in non-interest expense, partially offset by an increase of $289,000 in net interest income and a decrease of $87,000 in income tax expense.

     Interest Income. Interest income was unchanged at $9.9 million for the quarters ended December 31, 2003 and 2002. The average yield on interest-earning assets decreased 120 basis points to 4.68% for the quarter ended December 31, 2003 as compared to the same quarter in 2002, and was partially offset by a $170.8 million increase in average interest-earning assets to $837.0 million as compared to $666.2 million for those same periods. The increase in the average balance of interest-earning assets was due primarily to a $184.5 million increase in the average balance of securities to $350.9 million and a $13.9 million increase in the average balance of loans to $452.1 million, partially offset by a decrease of $28.6 million in average Federal funds sold and other overnight deposits to $28.4 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches and the investment of net proceeds from the Company's stock offering. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans at lower rates, the purchase of securities at lower rates than the existing portfolio and the downward repricing of adjustable-rate securities during recent periods of declining interest rates.

     Loans. Interest income on loans decreased $886,000, or 11.8%, to $6.6 million for the quarter ended December 31, 2003 as compared to $7.5 million for the same quarter in 2002. This decrease is due to a 98 basis point decrease in the yield earned to 5.83% partially offset by a $13.9 million increase in the average balance of loans to $452.1 million.

     The Bank originated $53.1 million of new loans during the quarter ended December 31, 2003 as compared to $59.4 million for the same quarter in the prior year. In addition, $25.8 million of the Bank's existing mortgage loans refinanced with the Bank to lower rates during the 2003 quarter. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the average yield earned on the loan portfolio continued to decline during the current quarter. The Bank has not historically sold mortgage loans it originates.

     Mortgage-Backed and Other Securities. Interest on mortgage-backed securities increased $795,000 to $2.4 million for the quarter ended December 31, 2003, as compared to the same quarter in 2002, due primarily to an increase of $139.6 million in the average balance to $259.6 million, partially offset by a decrease of 170 basis points in the average yield to 3.73%. The increase in the average balance of mortgage-backed securities reflects the investment of the net proceeds from the Company's stock offering as well as the investment of funds from deposit growth. The decrease in the average yield is a result of the downward repricing of adjustable rate mortgage-backed securities and the accelerated amortization of purchase premiums as a result of prepayments on mortgage-backed securities. In addition, new purchases of mortgage-backed securities are at lower rates than the average yield of the existing portfolio.

     Interest on other securities increased $261,000 to $747,000 for the quarter ended December 31, 2003, as compared to the same quarter in 2002, due primarily to a $44.9 million increase in the average balance of other securities to $91.3 million, partially offset by a 91 basis point decrease in the average yield to 3.25%. The decrease in the average yield is the result of the continued low market interest rates.

     Federal Funds Sold and Other Overnight Deposits. For the quarter ended December 31, 2003, interest on Federal funds sold and other overnight deposits decreased $112,000 to $46,000, reflecting a $28.6 million decrease in the average balance to $28.4 million and a 46 basis point decrease in the average yield earned to 0.64%. The decrease in the average yield is the result of the continued low market interest rates. The decrease in the average balance is due primarily to the reinvestment of funds received in the stock offering into higher yielding investments.

     Other Earning Assets. The Company had an investment of $5.3 million in FHLB of New York common stock at December 31, 2003. The FHLB of New York suspended the October dividend payment on this stock and, as a result, the Company's earnings before tax were reduced by approximately $57,000 for the quarter ended December 31, 2003 as compared to the same quarter a year ago. The FHLB announced in January 2004 that it had declared a current dividend that was less than the amounts previously paid. For the Company, the current quarterly dividend is approximately $19,000.

     Interest Expense. Interest expense for the quarter ended December 31, 2003 totaled $3.2 million, as compared to $3.5 million for the quarter ended December 31, 2002. The average balance of interest-bearing liabilities increased $95.9 million to $717.2 million for the quarter ended December 31, 2003 from $621.3 million for the same quarter in the prior year, while the average cost of these liabilities decreased 44 basis points to 1.76%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the Somers branch, which opened in July 2002, and in the Stamford branch, which opened in September 2003, as well as growth in the existing branches. The decrease in the average cost of liabilities is the result of declining market interest rates during recent periods.

     Interest expense on time deposits totaled $2.5 million for the current quarter as compared to $2.6 million for the same quarter in 2002. The decrease is due primarily to a 55 basis point decrease in the average cost to 2.31% partially offset by a $72.7 million increase in the average balance of time deposits to $427.8 million from $355.1 million for the same quarter last year. The increase in the average balance includes growth in the Bank's new branch offices as well as in existing branches.

     Interest expense on savings accounts totaled $193,000 for the current quarter as compared to $296,000 for the quarter ended December 31, 2002. This decrease is the result of a 40 basis point decrease in the average cost of savings accounts to 0.53% partially offset by a $17.7 million increase in the average balance of savings accounts to $143.8 million.

     Interest expense on other deposits (NOW and money market accounts) amounted to $117,000 for the quarter ended December 31, 2003 as compared to $165,000 for the same quarter in the prior year. The average cost decreased 27 basis points to 0.46% and the average balance of these accounts increased $10.9 million to $103.4 million.

     For the quarter ended December 31, 2003, interest expense on borrowings amounted to $381,000 as compared to $409,000 for the same quarter in the prior year. The average balance of borrowings for the current quarter was $41.5 million and the average cost was 3.65%. For the quarter ended December 31, 2002, the average balance of borrowings was $35.0 million and the average rate was 4.64%.

     Net Interest Income. Net interest income for the quarter ended December 31, 2003 amounted to $6.7 million, a $289,000 increase from the same period in the prior year. The interest rate spread was 2.92% and 3.66% for the quarters ended December 31, 2003 and 2002, respectively. The net interest margin for those periods was 3.17% and 3.81%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained at 40 year lows. If interest rates remain at these low levels or decrease further, mortgage refinancings may continue to adversely affect the Company's interest rate spread and net interest margin. The decrease in interest rate spread and net interest margin was substantially offset by an increase in the ratio of interest-earning assets to interest-bearing liabilities to 1.17 for the 2003 quarter from 1.07 for the

2002 quarter. This increase was due primarily to the investment of proceeds from the Company's stock offering completed in January 2003 in connection with the second step conversion. For information concerning the second step conversion, see Note 1 of the Notes to Unaudited Consolidated Financial Statements in this report.

     In  December  2003,  the  Company  purchased a  bank-owned  life  insurance
("BOLI") product for $10.0 million. The BOLI purchase was funded from interest-earning assets, however, the BOLI asset is classified separately from interest-earning assets on the accompanying Consolidated Balance Sheet. As a result, the ratio of average interest-earning assets to average interest-bearing liabilities is expected to decrease in future periods. The changes in the cash surrender value of the BOLI will be recognized as non-interest income. The Company's interest rate spread and net interest margin may decrease as a result of the financial statement classification of the BOLI asset and related income.

     Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 87.1% of total loans at December 31, 2003, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

     The provision for loan losses was $75,000 for the quarter ended December 31, 2003 as compared to $50,000 for the quarter ended December 31, 2002. Non-performing loans amounted to $1.3 million or 0.28% of total loans at December 31, 2003, as compared to $795,000 or 0.18% of total loans at December 31, 2002. The increase in non-performing loans is primarily the result of the delinquency of one borrower's mortgage and home equity loans which total $812,000. The loans are secured by a single family home with a loan-to-value ratio of less than 60%. The allowance for loan losses amounted to $2.6 million and $2.4 million at December 31, 2003 and March 31, 2003, respectively. There were no charge-offs for the quarters ended December 31, 2003 and 2002, respectively.

     Non-Interest Income. Non-interest income totaled $252,000 and $229,000 for the quarters ended December 31, 2003 and 2002, respectively. The increase in non-interest income was primarily due to higher levels of income from service charges on deposit accounts, late charges on loans and various other service fees.

     Non-Interest Expense. Non-interest expense totaled $3.9 million for the quarter ended December 31, 2003 as compared to $3.3 million for the quarter ended December 31, 2002. This increase is due primarily to increases of $457,000 in compensation and benefits, $58,000 in occupancy and equipment expense, $83,000 in data processing service fees and $105,000 in other non-interest expense, partially offset by a decrease of $97,000 in advertising and promotion expense.

     The increase in compensation and benefits is primarily due to a $192,000 increase in compensation costs and a $109,000 increase in ESOP expense. The increase in compensation expense is due primarily to normal salary increases and increases in staff to support the growth in the Company's lending operations and for the Stamford branch, which opened in September 2003. Our full time equivalent employees were 119 and 103 at December 31, 2003 and 2002, respectively. The increase in ESOP expense reflects the increase in shares committed to be released for allocation following the second-step conversion and the increase in the market value of those shares. Compensation expense is recognized for the ESOP equal to the fair value of shares committed to be released for allocation to participant accounts. The difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). For the quarter ended December 31, 2003, the difference credited to equity amounted to $122,000 as compared to $92,000 for the same period in 2002.

     The increase in occupancy and equipment expense is primarily due to the Company's new corporate office which opened in April 2003.

     Income Taxes. Income tax expense amounted to $1.1 million and $1.2 million for the quarters ended December 31, 2003 and 2002, respectively. The effective tax rates for those same periods were 38.7% and 37.6%, respectively.

Comparison of Results of Operations for the Nine Months Ended December 31, 2003 and 2002

     Net Income. Net income amounted to $5.2 million or diluted earnings per share of $0.41 for the nine months ended December 31, 2003, as compared to $6.2 million or diluted earnings per share of $0.47 for the same period in the prior year. The decrease in net income for the nine months ended December 31, 2002 was due to an increase of $2.2 million in non-interest expense, partially offset by increases of $471,000 in net interest income and $142,000 in non-interest income and a decrease of $542,000 in income tax expense.

     Interest Income. Interest income totaled $28.9 million for the nine months ended December 31, 2003, as compared to $29.5 million for the same period in the prior year. The decrease in interest income reflects a 138 basis point decrease in the average yield on interest-earning assets to 4.80% from 6.18%, partially offset by an increase of $166.8 million in average interest-earning assets to $800.2 million as compared to $633.3 million for the same period in the prior year. The increase in the average balance of interest-earning assets was due primarily to increases of $173.2 million in securities available for sale, partially offset by a $6.0 million decrease in federal funds sold and other overnight deposits and a $1.0 million decrease in loans. The decrease in the average yield on interest-earning assets reflects the origination of fixed-rate loans at lower rates, the purchase of securities at lower rates than the existing portfolio and the downward repricing of adjustable-rate securities during recent periods of declining interest rates.

     Loans. For the nine months ended December 31, 2003, interest income on loans amounted to $19.9 million as compared to $22.8 million for the same period in the prior year. This decrease was due to a decrease of $1.0 million in the average balance of loans to $434.0 million and an 86 basis point decrease in the yield earned to 6.09% from 6.95%.

     The decrease in the loan portfolio is principally a result of increased principal prepayments as a result of continued low market interest rates. We originated $158.1 million of new loans during the nine months ended December 31, 2003. In addition, $126.7 million of existing mortgage loans were refinanced with us. These loans were originated at rates lower than the yields being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued in the first nine months of fiscal 2004. The yield on the loan portfolio may decrease further until market interest rates begin to increase.

     Mortgage-Backed and Other Securities. Interest on mortgage-backed securities for the nine months ended December 31, 2003 increased $2.0 million to $6.7 million as compared to $4.7 million for the same period in the prior year. The increase was due to an increase of $131.6 million in the average balance to $239.2 million partially offset by a decrease of 203 basis points in the average yield to 3.73% from 5.76%. The increase in the average balance of mortgage-backed securities reflects the investment of the net proceeds from the Company's stock offering as well as the investment of funds from deposit growth. The decrease in the average yield is a result of the downward repricing of adjustable rate mortgage-backed securities and the accelerated amortization of purchase premiums as a result of prepayments on mortgage-backed securities. In addition, new purchases of mortgage-backed securities are at lower rates than the existing portfolio.

     For the nine months ended December 31, 2003, interest on other securities increased $460,000 to $2.0 million as compared to $1.5 million for the same period in the prior year. The increase was due to an increase of $41.6 million in the average balance to $86.2 million for the nine months ended December 31, 2003, partially offset by a decrease of 146 basis points in the average yield to 3.03% from 4.49%.

     Federal Funds Sold and Other Overnight Deposits. For the nine months ended December 31, 2003, interest on federal funds and other overnight deposits decreased $170,000 to $220,000, reflecting a 42 basis point decrease in the average yield to 0.83% and a decrease of $6.0 million in the average balance to $35.3 million. The decrease in the average yield is the result of the continued low market interest rates.

     Interest Expense. For the nine months ended December 31, 2003, interest expense on interest-bearing liabilities decreased $985,000 to $9.5 million, as compared to $10.5 million for the nine months ended December 31, 2002. The decrease in interest expense was due to a 50 basis point decrease in the average cost of these liabilities to 1.87% from 2.37%, partially offset by an increase of $87.4 million in the average balance of interest-bearing liabilities to $677.0 million.

     For the nine months ended December 31, 2003, interest expense on certificates of deposit amounted to $7.2 million as compared to $7.7 million for the same period in the prior year. The decrease was due to a 62 basis point decrease in the average cost to 2.42%, partially offset by a $59.7 million increase in the average balance of certificates of deposit to $395.7 million as compared to $336.0 million for the same period in the prior year.

     For the nine months ended December 31, 2003, interest on savings accounts decreased $239,000 to $697,000 as compared to the same period in the prior year. The average cost of savings accounts decreased 36 basis points to 0.65% partially offset by an increase of $19.5 million in the average balance of savings accounts to $142.8 million.

     For the nine months ended December 31, 2003, interest expense on other deposits amounted to $430,000 as compared to $568,000 for the same period in the prior year. The average cost of these accounts decreased 27 basis points to 0.60%, partially offset by an increase of $8.3 million in the average balance of these accounts to $95.2 million.

     For the nine months ended December 31, 2003, interest expense on borrowings was $1.1 million as compared to $1.2 million for the same period in the prior year. The decrease in interest expense was due to an 89 basis points decrease in the average cost of borrowings to 3.80%, partially offset by a $4.5 million increase in the average balance of borrowings to $39.5 million.

     Net Interest Income. For the nine months ended December 31, 2003, net interest income amounted to $19.4 million as compared to $19.0 million for the same period in the prior year. The interest rate spread was 2.93% and 3.82% and the net interest margin was 3.22% and 3.98% for the respective periods. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained at 40 year lows. If interest rates remain at these low levels or decrease further, mortgage refinancings may continue to adversely affect the Company's interest rate spread and net interest margin. The decrease in interest rate spread and net interest margin was substantially offset by an increase in the ratio of interest-earning assets to interest-bearing liabilities to 1.18 for the nine months ended December 31, 2003 from 1.07 for the comparable 2002 period. This increase was due primarily to the investment of net proceeds from the Company's stock offering completed in January 2003.

     Provision for Loan Losses. The provision for loan losses was $200,000 for nine months ended December 31, 2003 as compared to $175,000 for the same period in the prior year. Non-performing loans amounted to $1.3 million or 0.28% of total loans at December 31, 2003, as compared to $795,000 or 0.18% of total loans at December 31, 2002. The increase in non-performing loans is primarily the result of the delinquency of one borrower's mortgage and home equity loans which total $812,000. The loans are secured by a single family home with a loan-to-value ratio of less than 60%. The allowance for loan losses amounted to $2.6 million or 0.57% of total loans at December 31, 2003 and $2.4 million or 0.57% of total loans at March 31, 2003. Charge-offs amounted to $5,000 for the nine months ended December 31, 2003 (none for same period in 2002).

     Non-Interest Income. Non-interest income for the nine months ended December 31, 2003 totaled $765,000 as compared to $623,000 for the nine months ended December 31, 2002. The increase in non-interest income was primarily due to higher levels of income from service charges on deposit accounts, late charges on loans and various other service fees.

     Non-Interest Expense. For the nine months ended December 31, 2003, non-interest expense increased $2.2 million to $11.6 million as compared to $9.4 million for the same period in the prior year. This increase was due primarily to increases of $1.4 million in compensation and benefits, $375,000 in occupancy and equipment expense and $352,000 in other non-interest expense.

     The increase in compensation and benefits is primarily due to a $652,000 increase in compensation costs and a $373,000 increase in ESOP expense. The increase in compensation expense is due primarily to normal salary increases and increases in staff to support the growth in the Company's lending operations and for the Somers branch, which opened in July 2002, and the Stamford branch, which opened in September 2003. The increase in ESOP expense reflects the increase in shares committed to be released for allocation as a result of the second-step conversion and the increase in the market value of those shares. Compensation expense is recognized for the ESOP equal to the fair value of shares committed to be released for allocation to participant accounts. The difference between the fair value at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity. For the nine months ended December 31, 2003, the difference credited to equity amounted to $300,000 as compared to $204,000 for the same period in 2002.

     The increase in occupancy and equipment expense is primarily due to the two new branch locations and the Company's new corporate office which opened in April 2003.

     Income Taxes. For the nine months ended December 31, 2003 and 2002, income tax expense amounted to $3.3 million and $3.8 million, respectively. The effective tax rates for those same periods were 38.7% and 37.9%, respectively.


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

     The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, adjustable-rate mortgage-backed securities and fixed-rate collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. For the nine months ended December 31, 2003, the Company originated loans totaling $158.1 million and purchased $189.2 million of securities. These disbursements were funded by $121.6 million in principal payments, maturities and calls of securities and $123.4 million in loan principal repayments. For the year ended March 31, 2003, the Company originated $216.3 million of loans and purchased $229.7 million of securities.

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

     At December 31, 2003, the Company had outstanding loan commitments of $72.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from December 31, 2003, totaled $313.9 million. Management believes that a significant portion of such deposits will remain with the Company.

     The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must multiply its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At December 31, 2003, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

     The following table sets forth the capital position of the Bank as of December 31, 2003 and March 31, 2003. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by Sound Federal Bancorp, Inc.

                                                               OTS Requirements
                                             ----------------------------------------------------
                                                                           Classification as Well
                              Bank Actual    Minimum Capital Adequacy          Capitalized
                         ------------------  ------------------------      ----------------------
                          Amount      Ratio       Amount     Ratio          Amount      Ratio
                         ------------------  ------------------------      ----------------------
                                               (Dollars in thousands)
December 31, 2003
Tangible capital         $92,596      10.7%      $12,929      1.5%          $43,096       5.0%
Tier I (core) capital     92,596      10.7        34,477      4.0            51,715       6.0
Risk-based capital:
     Tier I               92,596      23.9
     Total                95,233      24.6        31,028      8.0            38,785      10.0

March 31, 2003
Tangible capital         $87,313      11.3%      $11,604      1.5%          $38,679       5.0%
Tier I (core) capital     87,313      11.3        30,944      4.0            46,415       6.0
Risk-based capital:
     Tier I               87,313      23.5
     Total                89,755      24.2        29,698      8.0            37,123      10.0

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. As a public company that is not a small business issuer (as defined in applicable SEC regulations), the Company is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIE's that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company held no interests in special-purpose entities as of December 31, 2003. Adoption of FIN 46R with respect to other types of VIE's in the quarter ending March 31, 2004 is not expected to have a significant effect on the Company's consolidated financial statements.

     In December 2003, the FASB also issued Statement of Financial Accounting Standards No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132R"). This standard prescribes employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. As a public company, the Company will be required to provide substantially all of the revised disclosures beginning with its March 31, 2004 consolidated financial statements. Certain disclosures will also be required in the Company's interim financial statements beginning with the quarter ending June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At December 31, 2003, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

     During the quarter ended December 31, 2003, there were no significant changes in the Company's assessment of market risk.

Item 4.  Controls and Procedures

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of December 31, 2003 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

     There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls during the period covered by this report.

Part II - OTHER INFORMATION

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

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of Stockholders on February 4, 2004. The purpose of the meeting was to consider and act upon the approval of the Sound Federal Bancorp, Inc. 2004 Incentive Stock Benefit Plan. The results of the votes were as follows:

        For                     Against                        Abstain
  -----------               -------------                    -----------
   6,755,409                  1,042,504                         94,077

Item 5. Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit  10.1  -  Supplemental   Executive   Agreement  -  Richard  P.
          McStravick

     (b)  Exhibit 10.2 - Supplemental Executive Agreement - Anthony J. Fabiano

     (c)  Exhibit 31.1 - Certification  of Chief Executive  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     (d)  Exhibit 31.2 - Certification  of Chief Financial  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     (e) Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (f)  Reports on Form 8-K

          a. The Company filed a Form 8-K on January 29, 2004 that contained the Company's news release announcing earnings for the quarter and nine months ended December 31, 2003.

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


February 11, 2004