Form 10-K
period 2004-03-31
SOUND FEDERAL BANCORP INC
filed 2004-06-10
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2004 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                        Commission File Number: 000-24811

                           SOUND FEDERAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   22-3887679
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

1311 Mamaroneck Avenue, White Plains, New York            10605
----------------------------------------------          ----------
   (Address of Principal Executive Offices)             (Zip Code)

                                 (914) 761-3636
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |X| NO |_|

      As of September 30, 2003, there were issued and outstanding 13,170,133 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of September 30, 2003 ($14.96) was $169,064,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2004 (Parts II and IV).

2.    Proxy Statement for the 2004 Annual Meeting of  Stockholders  (Parts I and
      III).

                                     PART I

ITEM 1. BUSINESS

General

      Sound Federal Bancorp, Inc. Sound Federal Bancorp, Inc. is a Delaware corporation which was organized in 2002 and is the successor to Sound Federal Bancorp, a federal corporation. In January 2003, Sound Federal Bancorp, Inc. became the holding company parent of Sound Federal Savings following the completion of the "second step" mutual-to-stock conversion of Sound Federal Bancorp, MHC. References to the Company include both Sound Federal Bancorp, Inc. and Sound Federal Bancorp. The principal asset of the Company is its investment in Sound Federal Savings (the "Bank"). The Company raised $70.1 million in net proceeds in the second step conversion, of which $31.8 million was retained by the Company and $38.3 million was invested in the Bank. At March 31, 2004, the Company had total consolidated assets of $890.5 million, total deposits of $708.3 million, total stockholders' equity of $137.1 million and 13,176,873 shares outstanding.

      The second step conversion was accounted for as a change in corporate form with no subsequent change in the historical carrying amounts of the Company's assets and liabilities. Consolidated stockholders' equity increased by the net cash proceeds from the offering. All references in the consolidated financial statements and notes thereto to share data (including the number of shares and per share amounts) have been adjusted to reflect the additional shares outstanding as a result of the offering and the share exchange.

      Sound Federal Savings. The Bank is a federally chartered savings association headquartered in White Plains, New York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was organized as a New York chartered savings bank in 1891 and became a federally chartered savings association in 1934. In October 1998, the Bank reorganized into the mutual holding company form of organization. In July 2000, the Company and the Bank completed the acquisition of Peekskill Financial Corporation and its wholly owned subsidiary, First Federal Savings Bank ("Peekskill"). At March 31, 2004, the Bank operated from 11 locations in New York and Connecticut.

      The Company's principal executive office is located at 1311 Mamaroneck Avenue, White Plains, New York 10605, and its telephone number at that address is (914) 761-3636.

      The Company's Form 10-K and Annual Report are available on the Company's website at www.soundfed.com.

Market Area

      The Bank is a community-oriented financial institution that offers a variety of financial products and services from its main office and branch offices. The Bank's primary lending areas are the New York counties of Westchester and Rockland, and Fairfield County, Connecticut. Most of the Bank's deposit customers are residents of Westchester County. The Bank also obtains deposits from persons in Rockland County and Putnam County in New York and Fairfield County, Connecticut. The Bank's market area consists of middle income and upper income communities. The local economy is not dependent upon any single employer, but rather is affected by the general economy of the New York City metropolitan area.

Lending Activities

      Historically, the Bank's principal lending activity has been the origination of fixed-rate first mortgage loans for the purchase or refinancing of one-to-four family residential real property. In fiscal 2002, the Bank began to originate adjustable-rate mortgage loans with fixed-rates for initial terms of three, five, seven and ten years. After the initial terms, the interest rate on the loans adjusts annually. The Bank has thus far retained all loans that it has originated. One-to-four family residential mortgage loans represented $375.7 million, or 78.3 %, of the Bank's loan portfolio at March 31, 2004. Home equity lines of credit represented $35.2 million, or 7.3 %, of the Bank's loan portfolio at March 31, 2004. The Bank also offers multi-family mortgage loans, commercial mortgage loans and construction loans. Multi-family mortgage loans totaled $8.5 million, or 1.8% of the loan portfolio, at March 31, 2004. Commercial mortgage loans totaled $43.2 million, or 9.0% of the loan portfolio, at March 31, 2004. Construction loans totaled $13.7 million, or 2.9% of the loan portfolio, at March 31, 2004. The Bank also makes consumer loans, which primarily consist of secured personal loans and automobile loans. Consumer loans totaled $2.6 million, or 0.5% of the loan portfolio, at March 31, 2004. Commercial loans amounted to $798,000, or 0.2% of the loan portfolio, at March 31, 2004.

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                               At March 31,
                                     -----------------------------------------------------------------------------------------------
                                           2004                2003                2002                2001               2000
                                     ----------------    ----------------    ----------------    ----------------   ----------------
                                     Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent
                                     ------   -------    ------   -------    ------   -------    ------   -------   ------   -------
                                                                          (Dollars in Thousands)
Mortgage loans:
  One-to four-family .............  $375,714    78.3%   $343,608    80.2%   $334,683    79.7%   $221,617    75.1%   $138,375   76.1%
  Home equity lines of credit ....    35,185     7.3      44,364    10.4      47,889    11.4      47,315    16.0      24,337   13.4
  Multi-family ...................     8,472     1.8       7,118     1.7       8,347     2.0       3,959     1.3       4,621    2.5
  Commercial .....................    43,153     9.0      27,866     6.5      23,701     5.6      16,771     5.7      10,795    5.9
  Construction ...................    13,723     2.9       4,117     0.9       3,733     0.9       3,659     1.2       2,922    1.6
                                    --------   -----    --------   -----    --------   -----    --------   -----    --------  -----
Total mortgage loans .............   476,247    99.3     427,073    99.7     418,353    99.6     293,321    99.3     181,050   99.5
                                    --------   -----    --------   -----    --------   -----    --------   -----    --------  -----

Consumer loans ...................     2,598     0.5       1,551     0.3       1,469     0.4       1,900     0.7         820    0.5

Commercial loans .................       798     0.2          --      --          --      --          --      --          --     --
                                    --------   -----    --------   -----    --------   -----    --------   -----    --------  -----

    Total loans ..................   479,643   100.0%    428,624   100.0%    419,822   100.0%    295,221   100.0%    181,870  100.0%
                                               =====               =====               =====               =====              =====

Allowance for loan losses ........    (2,712)             (2,442)             (2,221)             (2,047)             (1,188)
Deferred loan origination
 costs, net ......................     1,524               1,502                 767                 633                 250
                                    --------            --------            --------            --------            --------
  Total loans, net ...............  $478,455            $427,684            $418,368            $293,807            $180,932
                                    ========            ========            ========            ========            ========

         The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                               At March 31,
                                     -----------------------------------------------------------------------------------------------
                                           2004                2003                2002                2001               2000
                                     ----------------    ----------------    ----------------    ----------------   ----------------
                                     Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent
                                     ------   -------    ------   -------    ------   -------    ------   -------   ------   -------
                                                                          (Dollars in Thousands)
Fixed rate loans
Mortgage loans:
  One-to four-family ............   $251,916    52.5%   $259,870    60.7%   $272,203    64.8%   $215,202    72.9%   $135,912   74.7%
  Home equity lines of credit ...     30,922     6.4      44,229    10.3      47,724    11.4      46,908    15.9      23,940   13.2
  Multi-family ..................      8,472     1.8       7,118     1.7       8,347     2.0       3,959     1.3       4,621    2.5
  Commercial ....................     41,086     8.6      27,109     6.3      23,296     5.6      16,771     5.7      10,740    5.9
  Construction ..................     13,723     2.9       4,117     0.9       3,733     0.9       3,659     1.2       2,922    1.6
                                    --------   -----    --------   -----    --------   -----    --------   -----    --------  -----
    Total mortgage loans ........    346,119    72.2     342,443    79.9     355,303    84.7     286,499    97.0     178,135   97.9
Consumer loans ..................      2,598     0.5       1,551     0.4       1,469     0.3       1,900     0.7         820    0.5
Commercial loans ................        798     0.2          --      --          --      --          --      --          --     --
                                    --------   -----    --------   -----    --------   -----    --------   -----    --------  -----
Total fixed rate loans ..........    349,515    72.9     343,994    80.3     356,772    85.0     288,399    97.7     178,955   98.4
                                    --------   -----    --------   -----    --------   -----    --------   -----    --------  -----

Adjustable rate loans
Mortgage loans:
  One-to four-family(1) .........    123,798    25.8      83,738    19.5      62,480    14.9       6,415     2.2       2,463    1.4
  Home equity lines of credit ...      4,263     0.9         135      --         165      --         407     0.1         397    0.2
  Commercial ....................      2,067     0.4         757     0.2         405     0.1          --      --          55     --
                                    --------   -----    --------   -----    --------   -----    --------   -----    --------  -----
    Total adjustable rate loans..    130,128    27.1      84,630    19.7      63,050    15.0       6,822     2.3       2,915    1.6
                                    --------   -----    --------   -----    --------   -----    --------   -----    --------  -----

  Total loans ...................    479,643   100.0%    428,624   100.0%    419,822   100.0%    295,221   100.0%    181,870  100.0%
                                               =====               =====               =====               =====              =====

Allowance for loan losses .......     (2,712)             (2,442)             (2,221)             (2,047)             (1,188)
Deferred loan origination
 costs, net .....................      1,524               1,502                 767                 633                 250
                                    --------            --------            --------            --------            --------
  Total loans, net ..............   $478,455            $427,684            $418,368            $293,807            $180,932
                                    ========            ========            ========            ========            ========

----------
(1) These loans have fixed rates for initial terms of three, five, seven and ten years and then subsequent one year rate adjustment periods.

      Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at March 31, 2004. Loans with adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate adjusts. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                                                Multi-family,
                                                     Commercial                                 Consumer and
                           One-to-Four Family(1)      Mortgage             Construction           Commercial            Total
                           --------------------   -----------------     -----------------     -----------------    -----------------
                                     Weighted              Weighted              Weighted              Weighted             Weighted
                                     Average               Average               Average               Average              Average
                             Amount    Rate       Amount     Rate       Amount     Rate       Amount     Rate      Amount     Rate
                             ------  --------     ------   --------     ------   --------     ------   --------    ------   --------
                                                                 (Dollars in Thousands)
Due During the Years
Ending March 31,
2005(2)                    $  7,221    4.54%     $  3,015    5.64%     $ 12,715    6.24%     $  1,067    6.42%    $ 24,018    5.66%
2006                          3,355    5.40         1,230    6.57         1,008    7.00           122    7.46        5,715    5.98
2007                         23,407    4.90            15    7.00            --      --         1,696    7.02       25,118    5.05
2008 to 2010                 76,231    5.18         1,030    6.56            --      --         1,160    6.23       78,421    5.21
2011 to 2014                 54,978    5.62         6,007    7.11            --      --         5,384    7.44       66,369    5.90
2015 to 2019                121,493    5.44        10,359    7.13            --      --           584    5.84      132,436    5.57
2020 and following          124,214    6.79        21,497    7.00            --      --         1,855    7.20      147,566    6.82
                           --------              --------              --------              --------             --------
   Total                   $410,899    5.78%     $ 43,153    6.93%     $ 13,723    6.30%     $ 11,868    7.05%    $479,643    5.93%
                           ========              ========              ========              ========             ========

----------
(1)   Includes home equity lines of credit.
(2)   Includes demand loans having no stated maturity.

      The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at March 31, 2004 that are contractually due after March 31, 2005.

                                                  Fixed    Adjustable     Total
                                                  -----    ----------     -----
                                                         (In Thousands)
One-to-four family .........................    $282,629    $121,049    $403,678
Commercial mortgage ........................      40,138          --      40,138
Construction ...............................       1,008          --       1,008
Multi-family, consumer and commercial ......      10,801          --      10,801
                                                --------    --------    --------
   Total ...................................    $334,576    $121,049    $455,625
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

      The Bank originates fixed-rate loans, and also offers adjustable-rate mortgage loans with a fixed rate for initial terms of three, five, seven and ten years and then subsequent one year rate adjustment periods. At March 31, 2004, 67.1% of the Bank's one-to-four family residential loans were fixed-rate loans, compared to 75.6% at March 31, 2003. The interest rate on adjustable-rate mortgage loans is indexed to the one year constant maturity Treasury bill. The Bank's adjustable-rate mortgage loans currently provide for maximum rate adjustments of 2.00% per year and 5.00% over the term of the loan. The Bank does not offer adjustable-rate mortgage loans with initial interest rates that are below market, referred to as "teaser rates." Residential adjustable-rate mortgage loans amortize over terms of up to 30 years.

      Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the adjustable-rate mortgage loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2004, 32.9% of the Bank's one-to-four family residential loans had adjustable interest rates.

      All one-to-four family residential mortgage loans originated by the Bank include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower, without the consent of the Bank, sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

      All one-to-four family residential mortgage borrowers are required to obtain title insurance. We also require homeowner's insurance, fire and casualty insurance and, where appropriate, flood insurance.

      At March 31, 2004, $375.7 million, or 78.3% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Approximately $1.4 million of such loans (representing 6 loans) were nonperforming loans at that date. See "Nonperforming and Problem Assets."

      Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on the home equity line of credit for a limited period of time (up to nine years) after it is originated and may repay the outstanding balance over a term not to exceed 24 years from the date the line of credit is originated. Home equity lines of credit are generally underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed rate loans. Home equity lines of credit may be underwritten with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan, however, the maximum principal amount of a home equity line of credit may not exceed $500,000 unless approved by the Board of Directors. The Bank appraises the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity line of credit. At the time we close a home equity line of credit, we file a mortgage to protect our security interest in the underlying collateral. At March 31, 2004, the outstanding balances of home equity lines of credit totaled $35.2 million, or 7.3% of the Bank's loan portfolio. Non-performing home equity lines of credit were $617,000 at March 31, 2004.

      Commercial Mortgage Loans. At March 31, 2004, $43.2 million, or 9.0%, of the total loan portfolio consisted of commercial mortgage loans. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. The Bank generally originates fixed-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial mortgage loans is 75%. At March 31, 2004, the largest commercial mortgage loan had a principal balance of $2.8 million and was secured by a combination of retail stores, professional offices and residential units. As of March 31, 2004, there were no nonperforming commercial mortgage loans.

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

      Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled $8.5 million, or 1.8% of the total loan portfolio at March 31, 2004. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). At March 31, 2004, the Bank had 21 multi-family mortgage loans, the largest of which had a principal balance of $1.5 million. Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years. There were no non-performing multi-family mortgage loans at March 31, 2004.

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

      Construction Lending. The Bank originates construction loans to local builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank's construction loans are secured by residential and commercial properties located in the Bank's market area. At March 31, 2004, the Bank had construction loans totaling $13.7 million, or 2.9% of total loans. There were no non-performing construction loans at March 31, 2004.

      The Bank's construction loans to home builders generally have fixed interest rates, are typically for a term of 12 months and have a maximum loan to value ratio of 80%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals are generally originated pursuant to the same policy guidelines regarding loan to value ratios and interest rates that are used in connection with loans secured by one-to-four family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed.

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

      Construction loans are generally considered to involve a higher degree of risk than permanent mortgage loans because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct residential properties for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has attempted to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties and generally requiring personal guarantees from the principals of its corporate borrowers.

      Consumer Lending. The Bank's consumer loans primarily consist of secured personal loans, passbook loans and home improvement loans. At March 31, 2004, consumer loans totaled $2.6 million, or 0.5% of the total loan portfolio. Non-performing consumer loans totaled $5,000 at that date.

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

      Commercial Loans. The Bank began originating commercial loans in fiscal 2004. These loans are generally secured by equipment, fixed assets or collateral other than real estate. Commercial loans are originated in amounts up to $2.0 million with terms of up to 10 years.

      Commercial loans generally have shorter terms and higher interest rates than mortgage loans, but involve greater credit risk than mortgage loans because of the nature of the underlying collateral. Commercial loans amounted to $798,000 or 0.2% at the total loan portfolio at March 31, 2004. There were no non-performing commercial loans at that date.

      Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank reviews the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $3.0 million may be approved by two of three designated lending officers acting together. All loans (including aggregate loans to one borrower) in excess of $3.0 million must be approved by the Company's Loan Committee. In addition, the Board of Directors reviews and confirms all loan commitments. The Loan Committee is comprised of two lending officers, the Chief Executive Officer and the Chief Financial Officer. The Bank will generally not originate a loan with a principal balance in excess of $3.0 million.

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

                                                For the Year Ended March 31,
                                            -----------------------------------
                                               2004        2003          2002
                                            ---------    ---------    ---------
                                                      (In Thousands)

Unpaid principal balances at
 beginning of year ......................   $ 428,624    $ 419,822    $ 295,221
                                            ---------    ---------    ---------

Loans originated by type:
 Fixed rate:
   Mortgage loans:
      One-to four-family ................      50,853      100,044      107,782
      Advances under home equity lines
       of credit ........................      20,455       26,444       27,214
      Multi-family ......................       1,500          490        4,823
      Commercial ........................      18,456       10,927       15,288
      Construction ......................      17,415       10,606        4,892
   Consumer loans .......................       2,474        1,585        1,244
   Commercial loans .....................         800           --           --
                                            ---------    ---------    ---------
        Total fixed rate ................     111,953      150,096      161,243

Adjustable rate mortgage loans:
   One-to four-family ...................      69,057       65,340       58,609
   Advances under home equity lines
    of credit ...........................       4,263           --           --
   Commercial ...........................       1,380          855           --
                                            ---------    ---------    ---------
      Total loans originated ............     186,653      216,291      219,852
                                            ---------    ---------    ---------

Principal repayments:
   Mortgage loans .......................    (134,205)    (205,761)     (93,308)
   Consumer and commercial loans ........      (1,424)      (1,503)      (1,675)
                                            ---------    ---------    ---------
     Total principal repayments .........    (135,629)    (207,264)     (94,983)
                                            ---------    ---------    ---------

Charge-offs .............................          (5)         (54)         (15)
Transfers to real estate owned ..........          --         (171)        (253)
                                            ---------    ---------    ---------
Unpaid principal balances at
 end of year ............................     479,643      428,624      419,822

Allowance for loan losses ...............      (2,712)      (2,442)      (2,221)
Deferred loan origination
 costs, net .............................       1,524        1,502          767
                                            ---------    ---------    ---------
Net loans at end of year ................   $ 478,455    $ 427,684    $ 418,368
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

                                                                                             At March 31,
                                                                 ------------------------------------------------------------------
                                                                  2004           2003           2002           2001           2000
                                                                 ------         ------         ------         ------         ------
                                                                                        (Dollars In Thousands)
Nonaccrual loans:
  Mortgage loans:
   One-to-four family(1) ................................        $1,976         $  467         $  755         $  933         $  969
  Consumer loans ........................................             5             10             --             --             --
                                                                 ------         ------         ------         ------         ------
   Total ................................................         1,981            477            755            933            969

Real estate owned:
  One-to-four family properties .........................            --             --            114            197             55
                                                                 ------         ------         ------         ------         ------

  Total nonperforming assets ............................        $1,981         $  477         $  869         $1,130         $1,024
                                                                 ======         ======         ======         ======         ======

Ratios:
Nonperforming loans to total loans ......................          0.41%          0.11%          0.18%          0.31%          0.53%

Nonperforming assets to total assets ....................          0.22%          0.06%          0.14%          0.20%          0.31%

----------
(1)   Includes home equity lines of credit.

      For the year ended March 31, 2004, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $124,000. Interest amounts on such loans that were included in interest income totaled $71,000 for the year ended March 31, 2004.

The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.

                                                                      Loans Delinquent For:
                                                         -----------------------------------------------
                                                              60-89 Days               90 Days and Over                Total
                                                         -------------------          ------------------         ------------------
                                                         Number       Amount          Number      Amount         Number      Amount
                                                         ------       ------          ------      ------         ------      ------
                                                                                    (Dollars in Thousands)
At March 31, 2004
   Mortgage loans:
     One-to four-family ........................             8        $1,412             6        $1,359            14        $2,771
     Home equity lines of credit ...............            --            --             6           617             6           617
   Consumer loans ..............................            --            --             7             5             7             5
                                                           ---        ------           ---        ------           ---        ------
     Total .....................................             8        $1,412            19        $1,981            27        $3,393
                                                           ===        ======           ===        ======           ===        ======

At March 31, 2003
   Mortgage loans:
     One-to four-family ........................            10        $  917             5        $  449            15        $1,366
     Home equity lines of credit ...............             2           228             1            18             3           246
   Consumer loans ..............................             2             1             5            10             7            11
                                                           ---        ------           ---        ------           ---        ------
     Total .....................................            14        $1,146            11        $  477            25        $1,623
                                                           ===        ======           ===        ======           ===        ======

At March 31, 2002
   Mortgage loans:
     One-to four-family ........................             9        $1,040             9        $  690            18        $1,730
     Home equity lines of credit ...............             1            75             2            65             3           140
   Consumer loans ..............................            --            --            --            --            --            --
                                                           ---        ------           ---        ------           ---        ------
     Total .....................................            10        $1,115            11        $  755            21        $1,870
                                                           ===        ======           ===        ======           ===        ======

      Classified Assets. Federal regulations and the Bank's Asset Classification Policy provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of Thrift Supervision to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectable" and of such little value that their continuance as assets is not warranted.

      In addition to the adverse classifications described above, the Bank separately classifies loans that are delinquent for between 60 and 89 days as "special mention." At March 31, 2004, $1.4 million of loans were classified as special mention.

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

                                                     At March 31,
                                       ----------------------------------------
                                       2004     2003     2002     2001     2000
                                       ----     ----     ----     ----     ----
                                                   (In Thousands)

Substandard loans:
  One-to-four family(1) ...........   $1,976   $  467   $  755   $  933   $  790
  Consumer ........................       --       10       --       --       --

Doubtful loans:
  One-to-four family ..............       --       --       --       --      179
  Consumer ........................        5       --       --       --       --
                                      ------   ------   ------   ------   ------
Total classified loans ............    1,981      477      755      933      969

Real estate owned:
  Substandard .....................       --       --      114      197       --
  Doubtful ........................       --       --       --       --       55
                                      ------   ------   ------   ------   ------
  Total classified assets .........   $1,981   $  477   $  865   $1,130   $1,024
                                      ======   ======   ======   ======   ======

----------
(1)   Includes home equity lines of credit.

Allowance for Loan Losses

      Management regularly reviews the Bank's loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. All loan losses are charged to the allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating losses in the loan portfolio and that are both probable and estimable. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories, such as one-to-four family residential mortgages and home equity lines of credit (which represent a combined 85.6% of our total loans at March 31, 2004) are generally evaluated on an aggregate or "pool" basis. The Bank's allowance for loan losses is predominantly determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area. The carrying values of loans are periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                      For the Years Ended March 31,
                                           -------------------------------------------------------
                                             2004       2003        2002        2001        2000
                                           -------     -------     -------     -------     -------
                                                          (Dollars In Thousands)
Balance at beginning of year ...........   $ 2,442     $ 2,221     $ 2,047     $ 1,188     $ 1,094
                                           -------     -------     -------     -------     -------

Provision for loan losses ..............       275         275         175         208         100

Allowance transferred in acquisition
  of Peekskill .........................        --          --          --         784          --

Charge-offs:
  One-to-four family mortgage loans ....        --         (54)        (15)       (162)         (6)
  Consumer loans .......................        (5)         --          --          --          --

Recoveries:
  One-to-four family mortgage loans ....        --          --          14          29          --
                                           -------     -------     -------     -------     -------

  Net charge-offs ......................        (5)        (54)         (1)       (133)         (6)
                                           -------     -------     -------     -------     -------

  Balance at end of year ...............   $ 2,712     $ 2,442     $ 2,221     $ 2,047     $ 1,188
                                           =======     =======     =======     =======     =======

Ratios:
Allowance for loan losses to
  nonperforming loans ..................    136.90%     511.95%     294.17%     219.40%     122.60%
Allowance for loan losses to
  total loans ..........................      0.57%       0.57%       0.53%       0.69%       0.65%

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                          At March 31,
                          ----------------------------------------------------------------------------------------------------------
                                         2004                                 2003                               2002
                          ---------------------------------   -----------------------------------   --------------------------------
                                                   Percent                               Percent                            Percent
                                                   of Loans                              of Loans                           of Loans
                                                    in Each                               in Each                            in Each
                                        Loan       Category                   Loan       Category                 Loan      Category
                          Loan Loss   Balances     to Total   Loan Loss     Balances     to Total   Loan Loss   Balances    to Total
                          Allowance  by Category     Loans    Allowance    by Category     Loans    Allowance  by Category    Loans
                          ---------  -----------   --------   ---------    -----------   --------   ---------  -----------  --------
                                                                     (Dollars in Thousands)
Mortgage loans:
  One-to-four family(1)   $  1,327     $410,899      85.6%     $  1,224     $387,972      90.6%     $  1,090     $382,572      91.1%
  Multi-family ........        150        8,472       1.8           150        7,118       1.7           150        8,347       2.0
  Commercial ..........        935       43,153       9.0           828       27,866       6.5           741       23,701       5.6
  Construction ........        100       13,723       2.9            90        4,117       0.9            90        3,733       0.9
Consumer loans ........        150        2,598       0.5           150        1,551       0.3           150        1,469       0.4
Commercial loans ......         50          798       0.2            --           --        --            --           --        --
                          --------     --------     -----      --------     --------     -----      --------     --------     -----
     Total ............   $  2,712     $479,643     100.0%     $  2,442     $428,624     100.0%     $  2,221     $419,822     100.0%
                          ========     ========     =====      ========     ========     =====      ========     ========     =====

                                                       At March 31,
                          -----------------------------------------------------------------------
                                        2001                                 2000
                          ---------------------------------   -----------------------------------
                                                   Percent                               Percent
                                                   of Loans                              of Loans
                                                    in Each                               in Each
                                        Loan       Category                   Loan       Category
                          Loan Loss   Balances     to Total   Loan Loss     Balances     to Total
                          Allowance  by Category     Loans    Allowance    by Category     Loans
                          ---------  -----------   --------   ---------    -----------   --------
                                                    (Dollars in Thousands)
Mortgage loans:
  One-to-four family(1)   $  1,009     $268,932      91.1%     $    633     $162,712      89.5%
  Multi-family ........        150        3,959       1.3           125        4,621       2.5
  Commercial...........        600       16,771       5.7           300       10,795       5.9
  Construction ........         90        3,659       1.2            70        2,922       1.6
Consumer loans ........        198        1,900       0.7            60          820       0.5
                          --------     --------     -----      --------     --------     -----
     Total ............   $  2,047     $295,221     100.0%     $  1,188     $181,870     100.0%
                          ========     ========     =====      ========     ========     =====

----------
(1)   Includes home equity lines of credit.

Investment Activities

      The Bank's investments include mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency securities, federal funds sold, mutual funds, securities issued by government sponsored enterprises ("GSEs") and FHLB stock. Management invests a significant portion of the Bank's assets in short-term investments and adjustable rate mortgage-backed securities in order to increase the Bank's ability to reinvest assets in higher yielding securities in a rising interest rate environment. Under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, entities were permitted to reclassify securities from the held-to-maturity category to the available-for-sale category at the adoption date. The Company adopted SFAS No. 133 on April 1, 2002 and reclassified all of its held-to-maturity securities to the available-for-sale portfolio. The Company has not engaged in derivative or hedging activities covered by SFAS No. 133, and does not expect to do so in the foreseeable future.

      The Bank's mortgage-backed securities portfolio (including collateralized mortgage obligations) had a carrying value of $255.9 million, or 28.7% of total assets at March 31, 2004. Of this amount, $141.6 million of mortgage-backed securities had adjustable rates of interest and $114.3 million had fixed rates of interest.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. The Bank's mortgage-backed securities are issued by Fannie Mae, Ginnie Mae or Freddie Mac. The Bank has not invested in privately issued mortgage-backed securities.

      Collateralized mortgage obligations ("CMOs") are typically issued by a special-purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating more predictable average duration for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal pay-downs from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off and then to the next classes. The loans underlying the Bank's CMOs are either guaranteed by Freddie Mac or Fannie Mae.

      We invest in CMOs as part of our overall investment and interest-rate risk management policies. The CMOs in our portfolio at March 31, 2004 were fixed-rate securities and, as a result, their fair value may decrease as interest rates increase. In addition, they are susceptible to faster than anticipated repayment speeds if the borrowers on the underlying mortgage loans prepay those loans. However, the CMO structure provides for more stability than the underlying pass-through mortgage pools in forecasting cash flows. As a result, they are a component of our cash management strategies.

      At March 31, 2004, the carrying value of the Bank's investment securities other than mortgage-backed securities included $59.8 million in U.S. Government and agency securities and GSE's, which consisted of fixed rate Federal Home Loan Bank, Federal Farm Credit and Fannie Mae issues with maturities of 20 years or less, as well as adjustable rate Small Business Administration participation certificates with contractual terms of up to 30 years. These securities typically have call dates of six months to three years.

      At March 31, 2004, the Bank had also invested $21.1 million in two mutual funds that provide a rate of return that adjusts daily. The first mutual fund, in which the Bank has a $15.9 million investment, is an adjustable rate mortgage fund that invests primarily in securities backed by or representing an interest in mortgages on residential properties meeting the definition of such assets for purposes of the qualified thrift lender test under Office of Thrift Supervision regulations. This fund is called the Asset Management Fund issued by Shay Asset Management. The second mutual fund, the CRA Fund, in which the Bank has a $5.2 million investment, invests in mortgage-backed securities, which are collateralized by mortgages on properties located in our primary lending area. These mutual fund investments are permissible investments as set forth in our investment policy. The securities were purchased, as part of the Bank's ongoing interest rate risk management process, to provide interest earning liquid funds and an adjustable interest rate. In addition, the CRA Fund enables management to invest in mortgage-backed securities that are collateralized by mortgage loans in low- to moderate-income census tracts within our market area. These mutual funds were selected because the underlying securities bear similar risk characteristics to investments that the Bank purchases directly. These mutual funds provide the Bank with increased liquidity since the Bank can redeem shares within several days and also provides the Bank with a higher yield than other short-term earning assets such as federal funds. The securities underlying these funds are affected by changes in interest rates. In addition, the underlying securities in the CRA Fund and the Asset Management Fund are mortgage-related securities. Accordingly, these mutual funds are subject to many of the same risks that the Bank's mortgage loans have, such as the risk that borrowers prepay their mortgage loans or default on the terms of their mortgage note.

      A portion of the Bank's assets is also invested in federal funds sold and an interest-earning checking account at the Federal Home Loan Bank of New York. At March 31, 2004, $20.8 million, or 2.3% of total assets, was invested in such instruments.

      The following table sets forth the composition of the Company's securities classified as available for sale and other earning assets at the dates indicated. The Company did not hold any securities classified as held to maturity at the dates indicated.

                                                                                      At March 31,
                                                      ------------------------------------------------------------------------------
                                                               2004                       2003                       2002
                                                      ----------------------     -----------------------     -----------------------
                                                      Amortized      Fair        Amortized       Fair        Amortized       Fair
                                                        Cost         Value          Cost         Value          Cost         Value
                                                      ---------     --------     ---------      --------     ---------      --------
                                                                                    (In Thousands)
Mortgage-backed securities
Adjustable rate:
   Pass-through securities:
     Ginnie Mae ................................      $ 87,849      $ 87,907      $101,250      $102,548      $ 45,867      $ 46,496
     Fannie Mae ................................        38,085        38,362        30,424        30,720        17,154        17,285
     Freddie Mac ...............................        15,121        15,261        18,659        18,934        10,789        10,892
Fixed rate:
   Collateralized mortgage obligations .........       102,989       103,034        52,336        52,832        13,238        14,259
   Pass-through securities:
     Ginnie Mae ................................         1,364         1,421           760           814         1,246         1,298
     Fannie Mae ................................         6,274         6,290         2,078         2,277         3,518         3,731
     Freddie Mac ...............................         3,505         3,578         4,122         4,359         9,824        10,173
                                                      --------      --------      --------      --------      --------      --------
Total mortgage-backed securities ...............       255,187       255,853       209,629       212,484       101,636       104,134

U.S. Government agency securities ..............        59,546        59,781        59,075        59,409        29,788        29,229
Mutual fund investments ........................        21,000        21,094        22,000        22,180        16,000        15,946
Municipal securities ...........................           854         1,002           849           975           845           922
                                                      --------      --------      --------      --------      --------      --------
   Total securities available for sale .........       336,587      $337,730       291,553      $295,048       148,269      $150,321
                                                                    ========                    ========                    ========

Other earning assets:
   Federal funds sold ..........................         1,000                       7,000                       3,000
   Other overnight deposits ....................        19,756                      29,121                      16,847
   FHLB stock ..................................         5,303                       4,141                       4,141
                                                      --------                    --------                    --------
     Total .....................................      $362,646                    $331,815                    $172,257
                                                      ========                    ========                    ========

      The composition and contractual maturities of mortgage-backed securities and other debt securities at March 31, 2004 are indicated in the following table. There were no securities classified as held to maturity at March 31, 2004. The table does not reflect the impact of prepayments or redemptions which may occur.

                                                                        More than
                                                 More than One Year     Five Years         More than
                               One Year or Less  through Five Years  through Ten Years      Ten Years            Total Securities
                              ------------------ ------------------ ------------------ ------------------ --------------------------
                                        Weighted           Weighted           Weighted           Weighted                   Weighted
                              Amortized Average  Amortized Average  Amortized Average  Amortized Average  Amortized  Fair   Average
                                Cost      Yield     Cost    Yield      Cost    Yield      Cost    Yield     Cost     Value   Yield
                              --------- -------  --------- -------  --------- -------  --------- -------  ---------  -----  -------
                                                                       (Dollars in Thousands)
Mortgage-backed securities:
Collateralized mortgage
  obligations ...............   $    --     --%   $     --     --%  $  1,237   3.31%   $101,752   4.06%  $102,989   $103,034   4.06%
Pass-through securities:
   Ginnie Mae ...............     6,214   2.64         148   8.22          8  11.37      82,843   2.81     89,213     89,328   2.81
   Fannie Mae ...............        75   6.48         104   6.38        612   6.97      43,568   3.23     44,359     44,652   3.29
   Freddie Mac ..............       201   7.34         732   6.96      2,127   4.12      15,566   3.41     18,626     18,839   3.67
                                -------   ----    --------   ----   --------   ----    --------   ----   --------   --------   ----
     Total mortgage-backed
       securities ...........     6,490   2.83         984   7.09      3,984   4.32     243,729   3.45    255,187    255,853   3.46

Other debt securities:
   U.S. Government and agency
     securities .............        --     --      42,491   3.06      6,157   3.65      10,898   3.16     59,546     59,781   3.14
   Municipal securities .....        --     --          --     --        118   5.74         736   5.86        854      1,002   5.84
                                -------   ----    --------   ----   --------   ----    --------   ----   --------   --------   ----
     Total debt securities
       available for sale ...   $ 6,490   2.83%   $ 43,475   3.15%  $ 10,259   3.94%   $255,363   3.44%  $315,587   $316,636   3.41%
                                =======   ====    ========   ====   ========   ====    ========   ====   ========   ========   ====

      The following table sets forth the activity in the Bank's mortgage-backed securities portfolios for the periods indicated.

                                                    Years Ended March 31,
                                            -----------------------------------
                                               2004        2003         2002
                                            ---------    ---------    ---------
                                                     (In Thousands)
Amortized cost at beginning of year .....   $ 209,629    $ 101,636    $ 137,247
Purchases of mortgage-backed securities .     135,683      160,353       28,944
Principal repayments ....................     (89,494)     (52,345)     (65,392)
Premium amortization and
  discount accretion, net ...............        (631)         (15)         837
                                            ---------    ---------    ---------
Amortized cost at end of year ...........   $ 255,187    $ 209,629    $ 101,636
                                            =========    =========    =========

Sources of Funds

      General. Deposits have traditionally been the primary source of funds for the Bank's lending and investment activities. In addition to deposits, funds are derived from a variety of sources including scheduled loan payments, investment maturities, loan prepayments and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. In addition, borrowings from the FHLB of New York may be used in the short-term to compensate for reductions in deposits and to fund growth. In addition, the Bank assumed certain of Peekskill's borrowings at the time it was acquired. At March 31, 2004 such borrowings had a remaining balance of $15.0 million.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money markets and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Bank to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect the Bank's interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2004, $445.7 million, or 62.9% of the Bank's deposit accounts were certificates of deposit, of which $321.5 million have maturities of one year or less.

      The following table sets forth the distribution of the Bank's deposit accounts by account type at the dates indicated.

                                                                               At March 31,
                                            ------------------------------------------------------------------------------------
                                                        2004                       2003                         2002
                                            --------------------------   ---------------------------  --------------------------
                                                              Weighted                      Weighted                    Weighted
                                                              Average                       Average                     Average
                                            Amount    Percent   Rate     Amount   Percent     Rate    Amount   Percent    Rate
                                            ------    ------- --------   ------   -------   --------  ------   -------  --------
                                                                          (Dollars in Thousands)
Transaction accounts and
 savings deposits:
   Savings and club accounts ...........   $148,231    20.9%    0.51%   $136,846    22.7%    0.81%   $118,578    22.8%    1.00%
   Money market accounts ...............     47,338     6.7     0.73      45,331     7.5     1.09      36,012     6.9     1.43
   NOW accounts.........................     54,616     7.7     0.24      50,912     8.4     0.46      47,578     9.2     0.76
   Commercial checking .................     12,404     1.8       --       7,457     1.2       --       5,436     1.0       --
                                           --------   -----             --------   -----             --------   -----
     Total .............................    262,589    37.1     0.47     240,546    39.8     0.76     207,604    39.9     0.99
                                           --------   -----             --------   -----             --------   -----

Certificates of deposit
 maturing:
   Within one year .....................    321,473    45.4     1.87     264,353    43.7     2.33     268,116    51.6     3.24
   After one but within three years ....     97,270    13.7     2.91      74,772    12.4     2.80      37,622     7.2     3.66
   After three years ...................     26,998     3.8     4.24      24,589     4.1     4.49       6,563     1.3     4.62
                                           --------   -----             --------   -----             --------   -----
     Total .............................    445,741    62.9     2.24     363,714    60.2     2.57     312,301    60.1     3.32
                                           --------   -----             --------   -----             --------   -----

Total deposits .........................   $708,330   100.0%    1.58%   $604,260   100.0%    1.85%   $519,905   100.0%    2.39%
                                           ========   =====             ========   =====             ========   =====

      The following table sets forth the deposit activity of the Bank for the periods indicated.

                                              Years Ended March 31,
                                     ----------------------------------------
                                        2004           2003           2002
                                     ----------     -----------     ---------
                                             (Dollars in Thousands)

Balance at beginning of year .....   $  604,260     $   519,905     $ 473,546
Deposits .........................    1,033,069       1,151,713       761,735
Withdrawals ......................     (940,150)     (1,079,310)     (732,730)
Interest credited ................       11,151          11,952        17,354
                                     ----------     -----------     ---------

Balance at end of year ...........   $  708,330     $   604,260     $ 519,905
                                     ==========     ===========     =========

Net increase during the year:
   Amount ........................   $  104,070     $    84,355     $  46,359
   Percent .......................         17.2%           16.2%          9.8%


      The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of March 31, 2004.

                                                                                      Maturity
                                                                 ----------------------------------------------------
                                                                 3 Months      Over 3 to      Over 6 to      Over 12
                                                                  or Less       6 Months      12 Months       Months         Total
                                                                 --------      ---------      ---------      --------       --------
                                                                                           (In Thousands)
Certificates of deposit less than $100,000 ...............       $ 96,970       $58,295       $ 88,823       $ 92,839       $336,927
Certificates of deposit of $100,000 or more(1) ...........         29,331        14,840         33,214         31,429        108,814
                                                                 --------       -------       --------       --------       --------

Total of certificates of deposit .........................       $126,301       $73,135       $122,037       $124,268       $445,741
                                                                 ========       =======       ========       ========       ========

----------
(1) The weighted average interest rates for these accounts, by maturity period, are 2.03% for 3 months or less; 1.58% for 3 to 6 months; 2.13% for 6 to 12 months; and 3.36% for over 12 months. The overall weighted average rate for accounts of $100,000 or more was 2.38%.

      Borrowed Funds. The Bank has entered into securities repurchase agreements with the Federal Home Loan Bank of New York. Proceeds from the securities repurchase agreements are used to fund loan originations and to provide cash during periods of reduced deposits. Under the repurchase agreements, the Bank transfers U.S. Government and agency securities and mortgage-backed securities and agrees to repurchase the identical securities from the Federal Home Loan Bank at a fixed price in the future. The underlying securities are included in the securities portfolio.

      The following  table sets forth certain  information  regarding the Bank's
borrowings  from  the  Federal  Home  Loan  Bank  under  securities   repurchase
agreements at the dates and for the periods indicated:

                                                         At or for the
                                                      Years Ended March 31,
                                                --------------------------------
                                                  2004       2003        2002
                                                -------     -------     -------
                                                      (Dollars in Thousands)
Average principal balance outstanding ......    $39,208     $34,977     $16,348
Maximum principal balance outstanding
  at any month end during the period .......     55,000      35,082      35,084
Principal balance outstanding at
  end of period ............................     35,000      35,000      35,084
Weighted average interest rate
  during the period ........................       3.81%       4.66%       4.17%
Weighted average interest rate at
  end of period ............................       3.93%       4.11%       4.17%

The following table sets forth the maturity dates of the Bank's borrowings under securities repurchase agreements at the dates indicated.

                                      At March 31,
-------------------------------------------------------------------------------------------
            2004                           2003                           2002
-----------------------------  -----------------------------  -----------------------------
Maturity Date  Amortized Cost  Maturity Date  Amortized Cost  Maturity Date  Amortized Cost
-------------  --------------  -------------  --------------  -------------  --------------
                                 (Dollars in Thousands)
    1/08(1)       $10,000          1/08          $10,000          1/08          $9,838
   12/08(1)         5,000         12/08            5,000         12/08           5,000
    3/05            6,000          3/04            7,000         03/03           7,000
    3/06            7,000          3/05            6,000         03/04           7,000
    3/07            7,000          3/06            7,000         03/05           6,000

----------
(1)   Callable quarterly.

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

Service Corporation Subsidiaries

      Sound Federal  Savings has three active  subsidiaries,  Sound REIT,  Inc.,
First Federal REIT, Inc. and Mamaroneck Advisors, Inc. In April 1999, Sound REIT, Inc. was incorporated as a special purpose real estate investment trust under New York law. First Federal REIT, Inc. was also formed as a real estate investment trust by Peekskill prior to the acquisition. Sound REIT, Inc. and First Federal REIT, Inc. hold a portion of our mortgage-related assets.

      In February 2001, Mamaroneck Advisors, Inc. was incorporated as a New York corporation for the purpose of providing investment and insurance products to Sound Federal Savings' customers. Beginning in December 2003, these services are provided to customers directly by the Bank. For the years ended March 31, 2004, 2003 and 2002, Mamaroneck Advisors, Inc. had net income of $23,000, $43,000 and $47,000, respectively.

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

Personnel

      As of March 31, 2004, the Bank employed 113 persons on a full-time basis and 12 persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group and management considers employee relations to be good.

                           SUPERVISION AND REGULATION

General

      Sound Federal Savings is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Sound Federal Savings also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Sound Federal Savings also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Sound Federal Savings and prepares reports for the consideration of its board of directors on any operating deficiencies. Sound Federal Savings' relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Sound Federal Savings' mortgage documents.

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Sound Federal Bancorp, Inc. and Sound Federal Savings and their operations.

Federal Banking Regulation

      Business Activities. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Sound Federal Savings may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Sound Federal Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Sound Federal Savings, including real estate investment and securities and insurance brokerage.

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

      The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      At March 31, 2004, Sound Federal Savings' capital exceeded all applicable requirements.

      Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2004, Sound Federal Savings was in compliance with the loans-to-one borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, Sound Federal Savings is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Sound Federal Savings must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12 month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

      "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Sound Federal Savings also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

      A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At March 31, 2004, Sound Federal Savings maintained approximately 91.3% of its portfolio assets in qualified thrift investments.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

      o the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

      o the association would not be at least adequately capitalized following the distribution;

      o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

      o the association is not eligible for expedited treatment of its filings.

      Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      The Office of Thrift Supervision may disapprove a notice or application if:

      o     the   association   would   be   undercapitalized    following   the
            distribution;

      o the proposed capital distribution raises safety and soundness concerns; or

      o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

      In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

      Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

      Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of
their  communities,   including  low-  and  moderate-income
neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Sound Federal Savings received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

      Transactions with Related Parties. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Sound Federal Bancorp, Inc. is an affiliate of Sound Federal Savings. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

      Sound Federal Savings' authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Sound Federal Savings' capital. In addition, extensions of credit in excess of certain limits must be approved by Sound Federal Savings' board of directors.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

      Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association's capital:

      o well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

      o adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

      o undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

      o     significantly   undercapitalized  (less  than  6%  total  risk-based
            capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

      o     critically undercapitalized (less than 2% tangible capital).

      Generally, the banking regulator is required to appoint a receiver or conservator for an association that is "critically undercapitalized." The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At March 31, 2004, Sound Federal Savings met the criteria for being considered "well-capitalized."

      Insurance of Deposit Accounts. Deposit accounts in Sound Federal Savings are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Sound Federal Savings' deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

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

      Federal Home Loan Bank System. Sound Federal Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Sound Federal Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of March 31, 2004, Sound Federal Savings was in compliance with this requirement.

Federal Reserve System

      The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2004, Sound Federal Savings was in compliance with these reserve requirements.

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

      o Section 326 authorized the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

      o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services provided to a public company audit client require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Under Sarbanes-Oxley, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls. These requirements for internal control reporting will first apply to the Company's March 31, 2005 annual report.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

      Executive Officers of the Company

      Listed below is information, as of March 31, 2004, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                      Age    Position
----                      ---    --------

Bruno J. Gioffre          69     Chairman of the Board.

Richard P. McStravick     55     President and Chief Executive Officer.

Anthony J. Fabiano        43     Chief Financial Officer and Accounting Officer.

ITEM 2. PROPERTIES

Properties

      The following table provides certain information with respect to the Bank's offices at March 31, 2004.

                                     Leased or Owned,                                  Net Book Value of Real
            Location               Lease Expiration Date   Year Acquired or Leased            Property
---------------------------------------------------------------------------------------------------------------
                                                                                           (In Thousands)

Corporate Office                          Leased                    2003                      $ 80(1)
1311 Mamaroneck Avenue                    4/1/10
White Plains, New York 10605

Branch Office                              Owned                    1954                        529
300 Mamaroneck Avenue
Mamaroneck, New York 10543

Branch Office                              Owned                    1961                        738
389 Halstead Avenue
Harrison, New York 10528

Branch Office                              Owned                    1972                       1,094
115 South Ridge Street
Rye Brook, New York 10573
                                        Leased (2)
Branch Office                                                       1998                       124(1)
180 South Main Street
New City, New York 10956

Branch Office                             Leased                    1998                       236(1)
East Putnam Avenue                       11/30/08
Cos Cob, Connecticut 06807

Branch Office                              Owned                    2000                        436
1019 Park Street
Peekskill, New York 10566

Branch Office                             Leased                    2000                       42(1)
1961 Commerce Street                     12/31/12
Yorktown Heights, New York 10598

Branch Office                             Leased                    2000                       703(1)
Cortland Town Center                     10/14/17
Mohegan Lake, New York

Branch Office                             Leased                    2001                       13(1)
88 Fourth Street                          2/8/09
New Rochelle, New York 10801

Branch Office                             Leased                    2001                       253(1)
Somers Commons                          12/31/2021
Baldwin Place, New York 10589

Stamford                                  Leased                    2004                       352(1)
599 Newfield Avenue                      4/19/09
Stamford, Connecticut 06905

----------
(1)   Net book value represents the amortized cost of leasehold improvements.

(2) This branch, which is located in a supermarket, is a month-to-month rental.

      The total net book value of the Bank's premises, land and equipment was approximately $5.6 million at March 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

      Although the Company is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company presently is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 4, 2004, the Company held a special meeting of stockholders for the purpose of considering the approval of the Sound Federal Bancorp, Inc. 2004 Incentive Stock Benefit Plan. The vote with respect to the proposal was as follows: 6,755,409 For, 1,042,504 Against, 94,077 Abstain.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (a) and (b) Information relating to the market for the Company's common stock is set forth in the Company's Annual Report to Stockholders which is incorporated herein by reference.

      (c) Issuer purchases of equity securities during the quarter ended March 31, 2004 are as follows:

                                                                        Total number of       Maximum number of
                                                                    shares purchased under   shares that may be
                             Total number of   Average price paid    a publicly announced      purchased under
                            shares purchased       per share           repurchase plan(1)     repurchase plan(1)
                            ----------------   ------------------   ----------------------   -------------------
January 1-January 31               --                --                     474,000                530,482
February 1-February 29           56,482             $15.41                  530,482                530,482
March 1-March 31                 10,000             $14.75                   10,000                637,332

(1) The Company announced a program to repurchase up to 530,482 shares of its common stock on July 28, 2003. This repurchase program was completed on February 25, 2004. The Company announced a second program to repurchase up to 637,332 shares of its common stock on March 12, 2004. This program has no expiration date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation and concluded that the Company's disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-14(c) and
15d-14(c)) as of March 31, 2004 are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required by the Securities and Exchange Commission's rules and forms.

      There were no significant changes made in the Company's internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated July 8, 2004 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holders Thereof."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information concerning fees paid to the Company's principal accountant is incorporated by reference from the Company's proxy statement under the section captioned "Proposal II-Ratification of Appointment of Auditors."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

             o   Report of Independent Registered Public Accounting Firm
             o   Consolidated Balance Sheets at March 31, 2004 and 2003
             o   Consolidated Statements of Income for the Years Ended
                     March 31, 2004, 2003 and 2002
             o   Consolidated  Statements of Changes in  Stockholders'
                     Equity for the Years Ended March 31, 2004, 2003 and 2002
             o   Consolidated Statements of Cash Flows for the Years Ended
                     March 31, 2004, 2003 and 2002
             o   Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules

             No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3) Exhibits

             3.1 Federal Charter of Sound Federal Bancorp, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.1 (filed on June 22,
                    1998))

             3.2    Bylaws  of Sound  Federal  Bancorp,  Inc.  (Incorporated  by
                    reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.2 (filed on June 22,
                    1998))

             10.1 Sound Federal Bancorp 1999 Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-93215 filed on December 21, 1999))

             10.2 Sound Federal Bancorp 1999 Recognition and Retention Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-93215))

             10.3a  Employment Agreement with Richard McStravick

             10.3b  Employment Agreement with Anthony J. Fabiano

             10.4 Sound Federal Bancorp 2004 Incentive Stock Benefit Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-112816 filed on February 13, 2004))

             10.5 Supplemental Executive Agreement for Richard P. McStravick (Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2003)

             10.6 Supplemental Executive Agreement for Anthony J. Fabiano (Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2003)

             10.7 Non-qualified Supplemental Executive Retirement Agreement for Richard P. McStravick

             10.8 Non-qualified Supplemental Executive Retirement Agreement for Anthony J. Fabiano

             13     2004 Annual Report to Stockholders

             14     Code of Ethics

             21     Subsidiaries of the Registrant

             23     Consent of KPMG LLP

             31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

             On March 12, 2004, the Company announced, pursuant to Item 5. Other Events and Regulation FD Disclosure, the commencement of a stock repurchase program.

             On January 28, 2004, the Company announced, pursuant to Item 12. Results of Operations and Financial Condition, its December 31, 2003 financial results.

      (c) The exhibits listed under (a)(3) above are filed herewith.

      (d) Not applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUND FEDERAL BANCORP, INC.

Date: June 10, 2004                    /s/ Richard P. McStravick
                                       -----------------------------------------
                                       Richard P. McStravick
                                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Richard P. McStravick             By:   /s/ Bruno J. Gioffre
      ---------------------------------           ------------------------------
      Richard P. McStravick, President,           Bruno J. Gioffre, Chairman of
       Chief Executive Officer and                 the Board
       Director (Principal Executive
       Officer)

Date: June 10, 2004                         Date: June 10, 2004

By:   /s/ Anthony J. Fabiano                By:   /s/ Robert I. Bernhardt
      ---------------------------------           ------------------------------
      Anthony J. Fabiano, Chief Financial         Robert I. Bernhardt, Director
       Officer and Accounting Officer

Date: June 10, 2004                         Date: June 10, 2004

By:   /s/ Joseph Dinolfo                    By:   /s/ Donald H. Heithaus
      ---------------------------------           ------------------------------
      Joseph Dinolfo, Director                    Donald H. Heithaus, Director

Date: June 10, 2004                         Date: June 10, 2004

By:   /s/ Joseph A. Lanza                   By:   /s/ Eldorus Maynard
      ---------------------------------           ------------------------------
      Joseph A. Lanza, Director                   Eldorus Maynard, Director

Date: June 10, 2004                         Date: June 10, 2004

By:   /s/ James Staudt                      By:   /s/ Samuel T. Telerico
      ---------------------------------           ------------------------------
      James Staudt, Director                      Samuel T. Telerico, Director

Date: June 10, 2004                         Date: June 10, 2004