Form 10-Q
period 2004-06-30
SOUND FEDERAL BANCORP INC
filed 2004-08-06
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                        Commission file number 000-24811

                           SOUND FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         22-3887679
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

                                                                    Shares
         Class                                                  Outstanding at
     -------------                                              August 5, 2004
     Common Stock,                                              --------------
    par value, $0.01                                             12,549,541

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets at June 30, 2004 and March 31, 2004..........................................1

        Consolidated Statements of Income for the Three Months
        Ended June 30, 2004 and 2003.............................................................................2

        Consolidated Statement of Changes in Stockholders' Equity for the Three Months
        Ended June 30, 2004......................................................................................3

        Consolidated Statements of Cash Flows for the Three Months
        Ended June 30, 2004 and 2003.............................................................................4

        Notes to Unaudited Consolidated Financial Statements.....................................................5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................................. 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................................15

Item 4. Controls and Procedures.................................................................................16

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 1. Legal Proceedings.......................................................................................17

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities........................17

Item 3. Defaults upon Senior Securities.........................................................................17

Item 4. Submission of Matters to a Vote of Security Holders.....................................................17

Item 5. Other Information.......................................................................................17

Item 6. Exhibits and Reports on Form 8-K........................................................................17

        Signatures..............................................................................................18

Part 1. - FINANCIAL INFORMATION
Item 1.  Financial Statements

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)                                                                              June 30,    March 31,
                                                                                                      2004        2004
                                                                                                   ---------    ---------
Assets
Cash and due from banks                                                                            $  10,873    $  10,455
Federal funds sold and other overnight deposits                                                       13,763       20,756
                                                                                                   ---------    ---------
     Total cash and cash equivalents                                                                  24,636       31,211
                                                                                                   ---------    ---------
Securities:
   Available for sale, at fair value (including $38,300 and $38,000 pledged as collateral for
       borrowings under repurchase agreements at June 30, 2004 and March 31, 2004, respectively)     332,277      337,730
   Held to maturity, at amortized cost (fair value of $9,945)                                          9,953         --
                                                                                                   ---------    ---------
            Total securities                                                                         342,230      337,730
                                                                                                   ---------    ---------
Loans, net:
  Mortgage loans                                                                                     502,235      477,771
  Consumer loans                                                                                       1,791        3,396
  Allowance for loan losses (Note 5)                                                                  (2,787)      (2,712)
                                                                                                   ---------    ---------
            Total loans, net                                                                         501,239      478,455
                                                                                                   ---------    ---------

 Accrued interest receivable                                                                           3,600        3,623
 Federal Home Loan Bank stock                                                                          5,738        5,303
 Premises and equipment, net                                                                           5,608        5,630
 Goodwill                                                                                             13,970       13,970
 Bank-owned life insurance                                                                            10,161       10,085
 Prepaid pension costs                                                                                 2,538        2,547
 Deferred income taxes                                                                                 3,018         --
 Other assets                                                                                          1,872        1,987
                                                                                                   ---------    ---------
            Total assets                                                                           $ 914,610    $ 890,541
                                                                                                   =========    =========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                                         $ 746,160    $ 708,330
  Borrowings (Note 6)                                                                                 38,000       35,000
  Mortgagors' escrow funds                                                                             3,953        4,522
  Due to brokers for securities purchased                                                               --          4,000
  Accrued expenses and other liabilities                                                               1,481        1,630
                                                                                                   ---------    ---------
            Total liabilities                                                                        789,594      753,482
                                                                                                   ---------    ---------
Stockholders' equity:
   Preferred stock ($0.01 par value; 1,000,000 shares authorized; none issued and outstanding)          --           --
   Common stock ($0.01 par value; 24,000,000 shares authorized; 13,636,170 shares issued)                136          136
   Additional paid-in capital                                                                        102,793      102,637
   Treasury stock, at cost (1,086,629 and 459,297 shares at June 30, 2004 and March 31, 2004,
      respectively)                                                                                  (15,474)      (7,150)
   Common stock held by Employee Stock Ownership Plan ("ESOP")                                        (6,430)      (6,556)
   Unearned stock awards                                                                              (5,322)      (5,618)
   Retained earnings                                                                                  53,650       52,908
   Accumulated other comprehensive income (loss), net of taxes (Note 7)                               (4,337)         702
                                                                                                   ---------    ---------
            Total stockholders' equity                                                               125,016      137,059
                                                                                                   ---------    ---------
            Total liabilities and stockholders' equity                                             $ 914,610    $ 890,541
                                                                                                   =========    =========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)
                                                                           For the Three Months Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                            2004                2003
                                                                            ----                ----
Interest and Dividend Income
 Loans                                                                     $6,897             $6,769
 Mortgage-backed and other securities                                       2,792              2,837
 Federal funds sold and other overnight deposits                               59                128
 Other earning assets                                                          21                 57
                                                                           ------             ------
Total interest and dividend income                                          9,769              9,791
                                                                           ------             ------

Interest Expense
 Deposits                                                                   2,941              2,879
 Borrowings                                                                   365                365
 Other interest-bearing liabilities                                             5                 17
                                                                           ------             ------
 Total interest expense                                                     3,311              3,261
                                                                           ------             ------

 Net interest income                                                        6,458              6,530
 Provision for loan losses (Note 5)                                            75                 50
                                                                           ------             ------
 Net interest income after provision for loan losses                        6,383              6,480
                                                                           ------             ------

Non-Interest Income
 Service charges and fees                                                     276                285
 Increase in cash surrender value of bank-owned life insurance                 76               --
                                                                           ------             ------
 Total non-interest income                                                    352                285
                                                                           ------             ------

Non-Interest Expense
 Compensation and benefits                                                  2,412              1,992
 Occupancy and equipment                                                      633                562
 Data processing service fees                                                 300                242
 Advertising and promotion                                                    251                414
 Other                                                                        696                774
                                                                           ------             ------
 Total non-interest expense                                                 4,292              3,984
                                                                           ------             ------

 Income before income tax expense                                           2,443              2,781
 Income tax expense                                                           946              1,064
                                                                           ------             ------
 Net income                                                                $1,497             $1,717
                                                                           ======             ======

Earnings per share (Note 4):
Basic                                                                      $ 0.13             $ 0.14
                                                                           ======             ======
Diluted                                                                    $ 0.12             $ 0.14
                                                                           ======             ======

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2004
(Unaudited)
(Dollars in thousands, except per share data)

                                                                                                     Common
                                                                      Additional                      Stock
                                                          Common       Paid-In       Treasury        Held By
                                                           Stock       Capital         Stock          ESOP
                                                         --------     ----------     --------       ---------
Balance at March 31, 2004                                $    136      $102,637      $ (7,150)      $ (6,556)
Net income                                                   --            --            --             --
Other comprehensive loss (Note 7)                            --            --            --             --

  Total comprehensive loss                                   --            --            --             --
Dividends paid ($0.06 per share)                             --            --            --             --
Purchases of treasury stock (627,332 shares)                 --            --          (8,324)          --
Vesting of stock awards                                      --            --            --             --
ESOP shares committed to be released for allocation          --             156          --              126
                                                         --------      --------      --------       --------
Balance at June 30, 2004                                 $    136      $102,793      $(15,474)      $ (6,430)
                                                         ========      ========      ========       ========

                                                                                        Accumulated
                                                          Unearned                          Other          Total
                                                           Stock          Retained     Comprehensive   Stockholders'
                                                           Awards         Earnings     Income (Loss)      Equity
                                                         ---------       ---------     -------------   -------------
Balance at March 31, 2004                                $  (5,618)      $  52,908       $     702       $ 137,059
Net income                                                    --             1,497            --             1,497
Other comprehensive loss (Note 7)                             --              --            (5,039)         (5,039)
                                                                                                         ---------
  Total comprehensive loss                                    --              --              --            (3,542)
Dividends paid ($0.06 per share)                              --              (755)           --              (755)
Purchases of treasury stock (627,332 shares)                  --              --              --            (8,324)
Vesting of stock awards                                        296            --              --               296
ESOP shares committed to be released for allocation           --              --              --               282
                                                         ---------       ---------       ---------       ---------
Balance at June 30, 2004                                 $  (5,322)      $  53,650       $  (4,337)      $ 125,016
                                                         =========       =========       =========       =========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                 For the Three Months Ended
                                                                                           June 30,
                                                                                 --------------------------
                                                                                     2004           2003
                                                                                 ------------    ----------
OPERATING ACTIVITIES
  Net income                                                                       $  1,497       $  1,717
  Adjustments to reconcile net income to net cash provided
      by operating activities:
  Provision for loan losses                                                              75             50
  Depreciation, amortization and accretion                                              619            527
  ESOP and stock award expense                                                          578            233
  Income taxes                                                                            3           (283)
  Pension costs                                                                           9            (82)
  Other adjustments, net                                                                 62           (120)
                                                                                   --------       --------
           Net cash provided by operating activities                                  2,843          2,042
                                                                                   --------       --------
INVESTING ACTIVITIES
  Purchases of securities:
     Available for sale                                                             (30,015)       (85,675)
     Held to maturity                                                                (9,953)          --
  Proceeds from principal payments, maturities and calls of securities
      available for sale                                                             23,014         52,221
  Net (disbursements) receipts for loan originations and principal repayments       (23,017)         4,956
  Purchases of Federal Home Loan Bank stock                                            (435)        (1,161)
  Purchases of premises and equipment                                                  (194)          (122)
                                                                                   --------       --------
          Net cash used in investing activities                                     (40,600)       (29,781)
                                                                                   --------       --------
FINANCING ACTIVITIES
  Net increase in deposits                                                           37,830         29,005
  Proceeds from borrowings                                                            3,000           --
  Net decrease in mortgagors' escrow funds                                             (569)          (957)
  Purchases of treasury stock                                                        (8,324)          --
  Payment of cash dividends on common stock                                            (755)          (662)
                                                                                   --------       --------
          Net cash provided by financing activities                                  31,182         27,386
                                                                                   --------       --------
 Decrease in cash and cash equivalents                                               (6,575)          (353)
  Cash and cash equivalents at beginning of period                                   31,211         44,897
                                                                                   --------       --------
  Cash and cash equivalents at end of period                                       $ 24,636       $ 44,544
                                                                                   ========       ========
SUPPLEMENTAL INFORMATION
Interest paid                                                                      $  3,307       $  3,361
Income taxes paid                                                                       870          1,261
(Decrease) increase in due to brokers for securities purchased                       (4,000)        10,404


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Reorganization and Stock Offerings

      On October 8, 1998, Sound Federal Bancorp issued shares of its common stock in connection with a Plan of Reorganization ("the "Reorganization") and related Subscription and Community Offering. In the Reorganization, Sound Federal Savings and Loan Association converted from a federally chartered mutual savings association to a federally chartered stock savings association. Sound Federal Savings and Loan Association became the wholly-owned subsidiary of Sound Federal Bancorp, which became the majority-owned subsidiary of Sound Federal, MHC (the "Mutual Holding Company").

      On June 13, 2002, the respective Boards of Directors of Sound Federal Bancorp and the Mutual Holding Company adopted a plan to convert from the mutual holding form of organization to a fully public holding company structure (the "Conversion"). The Conversion was completed on January 6, 2003. At that time, the Mutual Holding Company merged into Sound Federal Savings and Loan Association, and no longer exists. Sound Federal Bancorp was succeeded by a new Delaware corporation named Sound Federal Bancorp, Inc. Shares of common stock representing the ownership interest of the Mutual Holding Company were sold in a subscription offering and a community offering. Shares owned by public shareholders (shareholders other than the Mutual Holding Company) were converted into the right to receive new shares of Sound Federal Bancorp, Inc. common stock determined pursuant to an exchange ratio. As part of these transactions, Sound Federal Savings and Loan Association changed its name to Sound Federal Savings (the "Bank"), which is now a wholly-owned subsidiary of Sound Federal Bancorp, Inc. (the "Holding Company"). The Bank and the Holding Company are referred to herein as "the Company".

2.    Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending March 31, 2005.

      The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expense. Actual results could differ significantly from these estimates. A material estimate that is particularly susceptible to near-term change is the allowance for loan losses, which is discussed in Note 5.

      The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 2004, included in the Company's 2004 Annual Report on Form 10-K.

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

      Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                             Three Months Ended
                                                                                  June 30,
                                                                    ------------------------------------
                                                                        2004                     2003
                                                                    ------------             -----------
                                                                    (In thousands, except per share data)
Net income, as reported                                               $  1,497                $   1,717
Add stock award expense included in reported
   net income, net of related tax effects                                  181                       22
Deduct stock award and stock option expense determined
   under the fair-value-based method, net of related
   tax effects                                                            (313)                     (39)
                                                                      --------                ---------
Pro forma net income                                                  $  1,365                $   1,700
                                                                      ========                =========
Earnings per share:
   Basic, as reported                                                 $   0.13                $    0.14
                                                                      ========                =========
   Basic, pro forma                                                   $   0.12                $    0.14
                                                                      ========                =========
   Diluted, as reported                                               $   0.12                $    0.14
                                                                      ========                =========
   Diluted, pro forma                                                 $   0.11                $    0.13
                                                                      ========                =========

4.    Earnings Per Share

      Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended June 30, 2004 were 11,819,988 and 12,098,542, respectively. For the three months ended June 30, 2003, weighted average common shares used in calculating basic and diluted earnings per share were 12,383,041 and 12,716,898, respectively.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                         Three Months Ended        Year Ended
                                              June 30,              March 31,
                                     --------------------------    ----------
                                      2004             2003           2004
                                     --------------------------    ----------
                                                 (in thousands)
Balance at beginning of period       $ 2,712         $ 2,442         $ 2,442
Provision for loan losses                 75              50             275
Charge-offs                             --              --                (5)
                                     -----------------------         -------
Balance at end of period             $ 2,787         $ 2,492         $ 2,712
                                     =======================         =======

6.    Borrowings

      The Company had the following outstanding borrowings under securities repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB") at June 30, 2004:

       Maturity Date                             Coupon Rate    Borrowings
       -------------                             -----------    ----------
                                                   (dollars in thousands)
January 2008(1)                                     5.42%        $10,000
December 2008(1)                                    4.72           5,000
March 2005                                          4.22           7,000
June 2005                                           2.47           3,000
March 2006                                          2.27           6,000
March 2007                                          2.65           7,000
                                                                 -------
                                                                 $38,000
                                                                 =======

Weighted average interest rate                                      3.87%
Accrued interest payable                                         $   147

(1) Callable Quarterly

      The securities transferred to the FHLB subject to the repurchase agreements include U.S. Government and agency securities available for sale with a carrying value of $14.6 million and mortgage-backed securities available for sale with a carrying value of $23.7 million. Accrued interest receivable on the securities was $154,000 at June 30, 2004.

7.    Comprehensive Income (Loss)

      Comprehensive income or loss represents the sum of net income and items of "other comprehensive income or loss" that are reported directly in stockholders' equity, such as the change during the period in the after-tax net unrealized gain or loss on securities available for sale. The Company reports its total comprehensive income (loss) in the consolidated statement of changes in stockholders' equity.

      The Company's other comprehensive income (loss) is summarized as follows:

                                                          Three Months Ended
                                                               June 30,
                                                       -------------------------
                                                         2004             2003
                                                         ----             ----
                                                            (In thousands)
Net unrealized holding gain (loss) arising
     during the period on securities available
     for sale                                          $(8,209)         $   369
Related deferred income tax effect                       3,170             (156)
                                                       -------          -------
Other comprehensive income (loss)                      $(5,039)         $   213
                                                       =======          =======

      The Company's accumulated other comprehensive income (loss), which is included in stockholders' equity, is summarized as follows:

                                                    June 30,        March 31,
                                                      2004            2004
                                                      ----            ----
                                                         (In thousands)
Net unrealized holding gain (loss)
 on securities available for sale                   $(7,066)         $ 1,143
Related deferred income taxes                         2,729             (441)
                                                    -------          -------
Accumulated other comprehensive income (loss)       $(4,337)         $   702
                                                    =======          =======

8.    Postretirement Plans

      Pension Plans

      The Company maintains two non-contributory defined benefit pension plans that cover substantially all full-time employees who meet certain age and service requirements. Benefits are based on the employee's years of accredited service and average compensation for the three consecutive years that produce the highest average. The Company's funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. The Company expects to contribute $192,000 to the plans in fiscal 2005. Contributions of $46,000 were made in the three months ended June 30, 2004.

      The components of the net periodic expense for the plans were as follows:

                                               Three Months Ended
                                                     June 30,
                                              --------------------
                                               2004           2003
                                              ------         ----
                                                 (In thousands)
Service cost                                  $  91          $  65
Interest cost                                   160            147
Expected return on plan assets                 (225)          (150)
Recognized net actuarial loss                  --               15
Amortization of prior service
  cost and net transition obligations            28              3
                                              -----          -----
     Net periodic pension expense             $  54          $  79
                                              =====          =====

      Director Retirement Plan

      The Company maintains a non-qualified, unfunded Director Retirement Plan which is an amendment and restatement of the former Director Emeritus Plan. Under the Director Retirement Plan, any person who was a director on January 1, 2004, who retires or dies after age 70 and who completes 15 years of continuous service as a director becomes entitled to an annual retirement benefit for the longer of 20 years or his/her lifetime, equal to the amount of annual fees paid for attendance at regular monthly board meetings during the preceding twelve months, plus the amount of any annual stipend paid to such director in that year. The Director Retirement Plan also provides for benefits in the event of early retirement or disability. In the event of a change in control, directors will be credited with years of service as if they had remained members of the Board of Directors until age 70 and be entitled to benefits payable in a lump sum, at the time of the change in control. A retired director will receive the present value of the remaining benefit, paid in a lump sum at the time of a change in control.

      The components of the net periodic expense for the plan were as follows:

                                           Three Months Ended
                                                June 30,
                                           ------------------
                                           2004          2003
                                           ----          ----
                                             (In thousands)
Service cost                               $ 16          $  3
Interest cost                                24            12
Recognized net actuarial gain                (4)          --
Amortization of prior service cost           45            20
                                           ----          ----
     Net periodic expense                  $ 81          $ 35
                                           ====          ====

Item 2. Management's Discussion and Analysis of Financial Consition and Results of Operations

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

Critical Accounting Policies

      Accounting policies considered particularly critical to our financial results include the allowance for loan losses, accounting for goodwill and the recognition of interest income and interest expense. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Management considers accounting for goodwill to be a critical policy because goodwill must be tested for impairment at least annually using an approach that involves the estimation of fair values. Estimating fair values involves a high degree of judgment and subjectivity in the assumptions utilized. Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. When loans are placed on nonaccrual status (contractually past due 90 days or more), unpaid interest is reversed by charging interest income and crediting an allowance for uncollected interest. Interest payments received on nonaccrual loans (including impaired loans) are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current). Interest expense on deposits, borrowings and other interest-bearing liabilities is accrued monthly.

Financial Condition

      Assets. The Company's total assets amounted to $914.6 million at June 30, 2004 as compared to $890.5 million at March 31, 2004. The $24.1 million increase in total assets primarily consists of a $22.8 million increase in net loans to $501.2 million and a $4.5 million increase in securities to $342.2 million. These increases were partially offset by a decrease in federal funds sold of $7.0 million to $13.8 million. Our asset growth was funded principally by a $37.9 million increase in deposits to $746.2 million at June 30, 2004 from $708.3 million at March 31, 2004.

      Liabilities. Total deposits were $746.2 million at June 30, 2004, an increase of $37.9 million as compared to $708.3 million at March 31, 2004. Certificates of deposit increased $20.0 million to $465.7 million from $445.7 million; savings and club accounts increased $4.4 million to $152.6 million from $148.2 million; and money market, NOW and commercial checking accounts increased $13.5 million to $127.9 million from $114.4 million. Borrowings totaled $38.0 million at June 30, 2004 and $35.0 million at March 31, 2004.

      Stockholders' Equity. Total stockholders' equity decreased $12.1 million to $125.0 million at June 30, 2004 as compared to $137.1 million at March 31, 2004. The decrease reflects the purchase of treasury shares at a cost of $8.3 million, dividends paid of $755,000 and a decrease of $5.0 million attributable to accumulated other comprehensive income (loss), partially offset by net income of $1.5 million.

      The change in accumulated other comprehensive income (loss) reflects an $8.2 million ($5.0 million after taxes) net unrealized loss on securities available for sale. The Company invests primarily in mortgage-backed securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac, as well as U.S. Government and agency securities. The unrealized losses at June 30, 2004 were caused by increases in market yields subsequent to purchase. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2004.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

      Net Income. Net income amounted to $1.5 million or diluted earnings per share of $0.12 for the quarter ended June 30, 2004, as compared to $1.7 million or diluted earnings per share of $0.14 for the quarter ended June 30, 2003. The decrease in net income for the current quarter was due primarily to a $308,000 increase in non-interest expense and a $72,000 decrease in net interest income, partially offset by a $118,000 decrease in income tax expense and a $67,000 increase in non-interest income.

      Interest Income. Interest income decreased $22,000 to $9.8 million for the quarter ended June 30, 2004, as compared to the same quarter in 2003. The decrease reflects a 52 basis point decrease in the average yield on interest-earning assets to 4.57%, substantially offset by an $86.0 million increase in average interest-earning assets to $858.1 million during the quarter ended June 30, 2004 as compared to $772.1 million for the same quarter in the prior year. The increase in the average balance of interest-earning assets was due primarily to a $59.1 million increase in net loans to $481.7 million and a $44.0 million increase in the average balance of securities to $336.1 million, partially offset by a $16.6 million decrease in average Federal funds sold and other overnight deposits to $34.5 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The decrease in the average yield on interest-earning assets reflects the origination of loans at lower rates than the existing portfolio, the purchase of securities at lower rates than the existing portfolio and the downward repricing of adjustable-rate securities during recent periods of declining interest rates.

      Loans. Interest income on loans increased $128,000 or 1.9% to $6.9 million for the current quarter as compared to $6.8 million for the same quarter in 2003. This increase is due to a $59.1 million increase in the average balance of loans to $481.7 million, partially offset by a 68 basis point decrease in the yield earned to 5.74%.

      We originated $62.5 million of new loans during the quarter ended June 30, 2004. These loans were originated at rates lower than the average yield being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued during the quarter ended June 30, 2004. The yield on the loan portfolio may decrease further until market interest rates begin to increase. However, as market interest rates increase, the volume of loans originated may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities totaled $2.2 million for the quarter ended June 30, 2004, virtually unchanged from the same quarter in 2003. The average balance of mortgage-backed securities increased $39.5 million to $251.6 million during the current quarter, offset by a decrease of 62 basis points in the average yield to 3.44%. The increase in the average balance of mortgage-backed securities is primarily a result of investing funds from deposit growth. The decrease in the average yield is a result of the downward repricing of adjustable rate mortgage-backed securities and new purchases of mortgage-backed securities that are at lower rates than the existing portfolio.

      Interest on other securities decreased $55,000 to $634,000 for the quarter ended June 30, 2004, as compared to $689,000 for the same quarter in 2003. The decrease is due to a 45 basis point decrease in the average yield to 3.01%, partially offset by a $4.5 million increase in the average balance of other securities to $84.5 million.

      Federal Funds Sold and Other Overnight Deposits. For the quarter ended June 30, 2004, interest on Federal funds sold and other overnight deposits decreased $69,000 to $59,000, reflecting a $16.6 million decrease in the average balance to $34.5 million and a 32 basis point decrease in the average yield earned to 0.69%. The decrease in the average yield is the result of the continued low market interest rates.

      Other Earning Assets. Other earning assets consist primarily of FHLB of New York common stock. Dividends on FHLB of New York common stock amounted to $21,000 for quarter ended June 30, 2004 as compared to $57,000 for the same quarter in 2003.

      Interest Expense. Interest expense was virtually unchanged at $3.3 million for the quarters ended June 30, 2004 and 2003. The average balance of interest-bearing liabilities increased $103.3 million to $752.3 million for the quarter ended June 30, 2004 from $649.0 million for the same quarter in the prior year, while the average cost of these liabilities decreased 25 basis points to 1.77%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the Stamford branch, which opened in September 2003, and the Brookfield branch, which opened in June 2004, as well as growth in the existing branches. The decrease in the average cost of liabilities is the result of declining market interest rates during recent periods.

      Interest expense on certificates of deposit amounted to $2.6 million for the current quarter as compared to $2.4 million for the same quarter in 2003. The increase is due primarily to an $81.4 million increase in the average balance of time deposits to $460.0 million from $378.6 million for the same quarter last year, offset partially by a 26 basis point decrease in the average cost to 2.29%. The increase in the average balance includes growth in the Bank's new branch offices as well as in existing branches.

      Interest on savings accounts amounted to $192,000 for the current quarter as compared to $283,000 for the quarter ended June 30, 2003. This decrease is the result of a 30 basis point decrease in the average cost of savings accounts to 0.51% offset partially by a $10.3 million increase in the average balance of savings accounts to $150.1 million for the quarter ended June 30, 2004 as compared to $139.8 million for the same quarter in 2003.

      Interest expense on NOW and money market accounts amounted to $121,000 for quarter ended June 30, 2004 as compared to $188,000 for the same quarter in the prior year. The average cost decreased 35 basis points to 0.47% and the average balance of these accounts increased $11.3 million to $103.3 million.

      For the quarters ended June 30, 2004 and 2003, interest expense on borrowings amounted to $365,000. The average balance of borrowings for the current quarter was $35.1 million and the average cost was 4.18%, virtually unchanged from the same quarter last year.

      Net Interest Income. Net interest income for the quarter ended June 30, 2004 amounted to $6.5 million, a $72,000 decrease from the same period in the prior year. The interest rate spread was 2.80% and 3.07% for the quarters ended June 30, 2004 and 2003, respectively. The net interest margin for those periods was 3.02% and 3.39%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained at 40-year lows. As interest rates increase, the cost of our interest-bearing liabilities will increase faster than the yield on interest-earning assets. As a result, our net interest rate spread and net interest margin may decrease. The decrease in interest rate spread and net interest margin was also a result of the decrease in the ratio of interest-earning assets to interest-bearing liabilities to 1.14 for the quarter ended June 30, 2004 from 1.19 for the same quarter in 2003, reflecting treasury stock purchases and an investment in bank-owned life insurance ("BOLI").

      In December 2003, the Company purchased a BOLI product for $10.0 million. The BOLI purchase was funded from interest-earning assets; however, the BOLI asset is classified separately from interest-earning assets on the consolidated balance sheet, resulting in a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities. The changes in the cash surrender value of the BOLI are recognized as non-interest income. The Company's interest rate spread and net interest margin may decrease as a result of the financial statement classification of the BOLI asset and related income. For the quarter ended June 30, 2004, non-interest income related to the BOLI amounted to $76,000.

      Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 86.1% of total loans at June 30, 2004, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

      The provision for loan losses was $75,000 for the quarter ended June 30, 2004 as compared to $50,000 for the quarter ended June 30, 2003. Non-performing loans amounted to $1.7 million or 0.34% of total loans at June 30, 2004, as compared to $889,000 or 0.21% of total loans at June 30, 2003. The increase in non-performing loans is primarily the result of the delinquency of one borrower's mortgage and home equity loans which total $805,000. The loans are secured by a single family home with a loan-to-value ratio of less than 60%. The allowance for loan losses amounted to $2.8 million and $2.7 million at June 30, 2004 and March 31, 2004, respectively. There were no charge-offs or recoveries in the quarters ended June 30, 2004 and June 30, 2003. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth.

      Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, fees earned on the sale of investment products, late charges on loans, various other service fees and changes in the cash surrender value of the BOLI. Service charges and fees totaled $276,000 and $285,000 for the quarters ended June 30, 2004 and 2003, respectively. The change in the cash surrender value of the BOLI amounted to $76,000 for the quarter ended June 30, 2004.

      Non-Interest Expense. Non-interest expense totaled $4.3 million for the quarter ended June 30, 2004 as compared to $4.0 million for the quarter ended June 30, 2003. This increase is due primarily to a $420,000 increase in compensation and benefits and a $71,000 increase in occupancy and equipment expense, partially offset by decreases of $163,000 in advertising and promotion and $78,000 in other non-interest expense.

      The increase in compensation and benefits is due primarily to a $260,000 increase in expense related to stock awards made pursuant to the Company's 2004 Stock Incentive Plan and a $152,000 increase in compensation costs. The increase in compensation costs is due primarily to additional staff to support the growth in the Company's lending operations and the addition of the Stamford and Brookfield branches, which opened in September 2003 and June 2004, respectively.

      The increase in occupancy and equipment expense is primarily due to the new branch locations (Stamford and Brookfield, Connecticut).

      Income Taxes. Income tax expense amounted to $946,000 and $1.1 million for the quarters ended June 30, 2004 and 2003, respectively. The effective tax rates for those same periods were 38.7% and 38.3%, respectively.

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

      The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, adjustable-rate mortgage-backed securities and fixed-rate collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. For the quarter ended June 30, 2004, the Company originated loans totaling $62.5 million and purchased $40.0 million of securities. These disbursements were funded by $23.0 million in principal payments, maturities and calls of securities and $40.0 million in loan principal repayments. For the year ended March 31, 2004, the Company originated $186.7 million of loans and purchased $198.7 million of securities.

      Liquidity management for the Company is both a daily and long-term process which is part of the Company's overall management strategy. Excess funds are generally invested in short-term investments such as Federal funds and certificates of deposit. In the event that the Bank should require additional sources of funds, it could borrow from the FHLB under an available line of credit.

      At June 30, 2004, the Company had outstanding loan commitments of $94.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from June 30, 2004, totaled $262.3 million. Management believes that a significant portion of such deposits will remain with the Company.

      The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At June 30, 2004, the

Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

      The following table sets forth the capital position of the Bank as of June 30, 2004 and March 31, 2004. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by the Holding Company.

                                                                             OTS Requirements
                                                          ------------------------     -----------------------
                                                                                        Classification as Well
                                    Bank Actual           Minimum Capital Adequacy           Capitalized
                              ---------------------       ------------------------     -----------------------
                               Amount         Ratio         Amount         Ratio         Amount         Ratio
                              ---------------------       ------------------------     -----------------------
                                                                (Dollars in thousands)
June 30, 2004
Tangible capital              $96,860         10.7%         $13,570         1.5%         $45,232          5.0%
Tier I (core) capital          96,860         10.7           36,187         4.0           54,278          6.0
Risk-based capital:
     Tier I                    96,860         24.1
     Total                     99,647         24.8           32,108         8.0           40,136         10.0

March 31, 2004
Tangible capital              $95,143         10.9%         $13,071         1.5%         $43,571          5.0%
Tier I (core) capital          95,143         10.9           34,858         4.0           52,285          6.0
Risk-based capital:
     Tier I                    95,143         24.3
     Total                     97,855         25.0           31,377         8.0           39,221         10.0

Proposed Accounting Standard

      In March 2004, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The Exposure Draft proposes changes in accounting that would replace existing requirements under FASB Statement No. 123 and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting literature relating to so-called fixed plan employee stock options permits an election to disclose the associated expense in the notes to the financial statements without recognition in the income statement. The proposal would be applied to public entities prospectively for fiscal years beginning after December 15, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 2004, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

      During the quarter ended June 30, 2004, there were no significant changes in the Company's assessment of market risk.

Item 4. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of June 30, 2004 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Issuer purchases of equity securities during the quarter ended June 30, 2004 are as follows:

                                                                  Total number of shares     Maximum number of
                                                                     purchased under a      shares that may yet
                       Total number of       Average price paid     publicly announced      be purchased under
                       shares purchased          per share          repurchase plan (1)     repurchase plan (1)
                       ----------------          ---------          -------------------     -------------------
April 1-April 30             --                     --                       --                   627,332
May 1-May 31               270,000                $13.22                 280,000                  357,332
June 1-June 30             357,332                $13.26                 637,332                    --

(1) The Company announced a program to repurchase up to 637,332 shares of its common stock on March 12, 2004 and purchased 10,000 shares prior to March 31, 2004. This program was completed on June 7, 2004. On June 11, 2004, the Company announced a program to repurchase up to 658,844 shares of its common stock. This program has no expiration date. There were no purchases under this program at June 30, 2004.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

      (c) Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (d) Reports on Form 8-K

          The Company filed a Form 8-K on April 29, 2004 that contained the Company's news release announcing earnings for the quarter and fiscal year ended March 31, 2004.

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

August 6, 2004