Form 10-Q
period 2004-10-30
SOUND FEDERAL BANCORP INC
filed 2004-11-05
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                   Shares
                                                               Outstanding at
                         Class                                November 4, 2004
                     ----------------                         ----------------
                      Common Stock,                              12,577,841
                     par value, $0.01

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2004
         and March 31, 2004 ...............................................    1

         Consolidated Statements of Income for the Quarter and
         Six Months Ended September 30, 2004 and 2003 .....................    2

         Consolidated Statement of Changes in Stockholders' Equity
         for the Six Months Ended September 30, 2004 ......................    3

         Consolidated Statements of Cash Flows for the Six Months
         Ended September 30, 2004 and 2003 ................................    4

         Notes to Unaudited Consolidated Financial Statements .............    5

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................   10

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   23

Item 4.  Controls and Procedures ..........................................   23

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings ................................................   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......   24

Item 3.  Defaults upon Senior Securities ..................................   24

Item 4.  Submission of Matters to a Vote of Security Holders ..............   24

Item 5.  Other Information ................................................   24

Item 6.  Exhibits .........................................................   24

         Signatures .......................................................   26

Part 1. - FINANCIAL INFORMATION
Item 1.  Financial Statements

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

                                                                                                         September 30,     March 31,
                                                                                                             2004            2004
                                                                                                         -------------     ---------

Assets
Cash and due from banks                                                                                    $  10,892      $  10,455
Federal funds sold and other overnight deposits                                                               21,307         20,756
                                                                                                           ---------      ---------
     Total cash and cash equivalents                                                                          32,199         31,211
                                                                                                           ---------      ---------
Securities:
   Available for sale, at fair value (including $36,800 and $38,000 pledged as collateral for borrowings under repurchase agreements at September 30,
       2004 and March 31, 2004, respectively)                                                                316,972        337,730
   Held to maturity, at amortized cost (fair value of $41,576)                                                41,331             --
                                                                                                           ---------      ---------
            Total securities                                                                                 358,303        337,730
                                                                                                           ---------      ---------
Loans, net:
  Mortgage loans                                                                                             529,974        477,771
  Consumer loans                                                                                               2,526          3,396
  Allowance for loan losses (Note 5)                                                                          (2,862)        (2,712)
                                                                                                           ---------      ---------
            Total loans, net                                                                                 529,638        478,455
                                                                                                           ---------      ---------

 Accrued interest receivable                                                                                   4,018          3,623
 Federal Home Loan Bank stock                                                                                  5,738          5,303
 Premises and equipment, net                                                                                   5,667          5,630
 Goodwill                                                                                                     13,970         13,970
 Bank-owned life insurance                                                                                    10,252         10,085
 Prepaid pension costs                                                                                         2,480          2,547
 Deferred income taxes                                                                                         1,286             --
 Other assets                                                                                                  1,837          1,987
                                                                                                           ---------      ---------
            Total assets                                                                                   $ 965,388      $ 890,541
                                                                                                           =========      =========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                                                 $ 789,794      $ 708,330
  Borrowings (Note 6)                                                                                         38,000         35,000
  Mortgagors' escrow funds                                                                                     2,407          4,522
  Due to brokers for securities purchased                                                                      4,200          4,000
  Accrued expenses and other liabilities                                                                       1,548          1,630
                                                                                                           ---------      ---------
            Total liabilities                                                                                835,949        753,482
                                                                                                           ---------      ---------
Stockholders' equity:
   Preferred stock ($0.01 par value; 1,000,000 shares authorized; none issued and outstanding)                    --             --
   Common stock ($0.01 par value; 24,000,000 shares authorized; 13,636,170 shares issued)                        136            136
   Additional paid-in capital                                                                                103,063        102,637
   Treasury stock, at cost (1,058,329 and 459,297 shares at September 30, 2004 and March 31,
      2004, respectively)                                                                                    (15,071)        (7,150)
   Common stock held by Employee Stock Ownership Plan ("ESOP")                                                (6,304)        (6,556)
   Unearned stock awards                                                                                      (5,026)        (5,618)
   Retained earnings                                                                                          54,069         52,908
   Accumulated other comprehensive (loss) income, net of taxes (Note 7)                                       (1,428)           702
                                                                                                           ---------      ---------
            Total stockholders' equity                                                                       129,439        137,059
                                                                                                           ---------      ---------
            Total liabilities and stockholders' equity                                                     $ 965,388      $ 890,541
                                                                                                           =========      =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                                            For the Quarter Ended           For the Six Months Ended
                                                                                September 30,                      September 30,
                                                                            ----------------------          ------------------------
                                                                             2004          2003                 2004          2003
                                                                             ----          ----                 ----          ----
Interest and Dividend Income
 Loans                                                                      $ 7,354       $ 6,490              $14,251       $13,259
 Mortgage-backed and other securities                                         3,024         2,670                5,816         5,507
 Federal funds sold and other overnight deposits                                 73            46                  132           174
 Other earning assets                                                            34            66                   55           123
                                                                            -------       -------              -------       -------
 Total interest and dividend income                                          10,485         9,272               20,254        19,063
                                                                            -------       -------              -------       -------

Interest Expense
 Deposits                                                                     3,384         2,665                6,325         5,544
 Borrowings                                                                     390           384                  755           749
 Other interest-bearing liabilities                                               5            18                   10            35
                                                                            -------       -------              -------       -------
 Total interest expense                                                       3,779         3,067                7,090         6,328
                                                                            -------       -------              -------       -------

 Net interest income                                                          6,706         6,205               13,164        12,735
 Provision for loan losses (Note 5)                                              75            75                  150           125
                                                                            -------       -------              -------       -------
 Net interest income after provision for loan losses                          6,631         6,130               13,014        12,610
                                                                            -------       -------              -------       -------

Non-Interest Income
 Service charges and fees                                                       220           228                  496           513
 Increase in cash surrender value of bank-owned life insurance                   90            --                  166            --
                                                                            -------       -------              -------       -------
 Total non-interest income                                                      310           228                  662           513
                                                                            -------       -------              -------       -------

Non-Interest Expense
 Compensation and benefits                                                    2,462         2,006                4,874         3,998
 Occupancy and equipment                                                        661           584                1,294         1,146
 Data processing service fees                                                   264           189                  564           431
 Advertising and promotion                                                      239           137                  490           551
 Other                                                                          975           732                1,671         1,506
                                                                            -------       -------              -------       -------
 Total non-interest expense                                                   4,601         3,648                8,893         7,632
                                                                            -------       -------              -------       -------

 Income before income tax expense                                             2,340         2,710                4,783         5,491
 Income tax expense                                                             909         1,060                1,855         2,124
                                                                            -------       -------              -------       -------
 Net income                                                                 $ 1,431       $ 1,650              $ 2,928       $ 3,367
                                                                            =======       =======              =======       =======

Earnings per share (Note 4):
   Basic earnings per share                                                 $  0.12       $  0.13              $  0.25       $  0.27
                                                                            =======       =======              =======       =======
   Diluted earnings per share                                               $  0.12       $  0.13              $  0.25       $  0.26
                                                                            =======       =======              =======       =======

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 2004
(Unaudited)
(Dollars in thousands, except per share data)

                                                                                                Common
                                                                  Additional                     Stock       Unearned
                                                      Common       Paid-In        Treasury      Held By        Stock
                                                      Stock        Capital         Stock         ESOP          Awards
                                                   ------------ --------------  ------------- ------------- --------------
Balance at March 31, 2004                             $136        $102,637       $ (7,150)      $(6,556)      $(5,618)
Net income                                              --              --             --            --            --
Other comprehensive
  loss (Note 7)                                         --              --             --            --            --
  Total comprehensive income                            --              --             --            --            --
Dividends paid ($0.12 per share)                        --              --             --            --            --
Purchases of treasury stock (627,332 shares)            --              --         (8,324)           --            --
Reissuance of treasury stock for exercise of
   stock options (28,300 shares)                        --              --            403            --            --
Tax benefit from exercise of stock options              --             112             --            --            --
Vesting of stock awards                                 --              --             --            --           592
ESOP shares committed to be released for allocation     --             314             --           252            --
                                                      ----        --------       --------       -------       -------
Balance at September 30, 2004                         $136        $103,063       $(15,071)      $(6,304)      $(5,026)
                                                      ====        ========       ========       =======       =======



                                                                    Accumulated
                                                                      Other          Total
                                                       Retained    Comprehensive  Stockholders'
                                                       Earnings    Income (Loss)     Equity
                                                      ---------    -------------  -------------
Balance at March 31, 2004                             $ 52,908       $   702       $ 137,059
Net income                                               2,928            --           2,928
Other comprehensive
  loss (Note 7)                                             --        (2,130)         (2,130)
                                                                                      ------
  Total comprehensive income                                --            --             798
Dividends paid ($0.12 per share)                        (1,458)           --          (1,458)
Purchases of treasury stock (627,332 shares)                --            --          (8,324)
Reissuance of treasury stock for exercise of
   stock options (28,300 shares)                          (309)           --              94
Tax benefit from exercise of stock options                  --            --             112
Vesting of stock awards                                     --            --             592
ESOP shares committed to be released for allocation         --            --             566
                                                      --------       -------       ---------
Balance at September 30, 2004                         $ 54,069       $(1,428)      $ 129,439
                                                      ========       =======       =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                                        For the Six Months Ended
                                                                                                             September 30,
                                                                                                      -----------------------------
                                                                                                        2004                2003
                                                                                                      --------            ---------
OPERATING ACTIVITIES
  Net income                                                                                          $  2,928            $   3,367
  Adjustments to reconcile net income to net cash provided
      by operating activities:
  Provision for loan losses                                                                                150                  125
  Depreciation, amortization and accretion                                                               1,185                1,131
  ESOP and stock award expense                                                                           1,158                  501
  Income taxes                                                                                             347                  933
  Other adjustments, net                                                                                  (558)              (1,569)
                                                                                                      --------            ---------
           Net cash provided by operating activities                                                     5,210                4,488
                                                                                                      --------            ---------

INVESTING ACTIVITIES
  Purchases of securities:
     Available for sale                                                                                (30,015)            (171,187)
     Held to maturity                                                                                  (38,620)                  --
  Proceeds from principal payments, maturities and calls of securities:
      Available for sale                                                                                42,783               94,436
     Held to maturity                                                                                    1,489                   --
  Net disbursements for loan originations and principal repayments                                     (51,608)             (10,150)
  Purchases of Federal Home Loan Bank stock                                                               (435)              (1,162)
  Purchases of premises and equipment                                                                     (477)                (625)
                                                                                                      --------            ---------
          Net cash used in investing activities                                                        (76,883)             (88,688)
                                                                                                      --------            ---------

FINANCING ACTIVITIES
  Net increase in deposits                                                                              81,464               49,135
  Proceeds from borrowings                                                                               3,000               20,000
  Net decrease in mortgagors' escrow funds                                                              (2,115)              (2,655)
  Purchases of treasury stock                                                                           (8,324)              (1,203)
  Proceeds from exercise of stock options                                                                   94                   --
  Payment of cash dividends on common stock                                                             (1,458)              (1,324)
                                                                                                      --------            ---------
          Net cash provided by financing activities                                                     72,661               63,953
                                                                                                      --------            ---------

  Increase (decrease) in cash and cash equivalents                                                         988              (20,247)
  Cash and cash equivalents at beginning of period                                                      31,211               44,897
                                                                                                      --------            ---------
  Cash and cash equivalents at end of period                                                          $ 32,199            $  24,650
                                                                                                      ========            =========

SUPPLEMENTAL INFORMATION
Interest paid                                                                                         $  7,056            $   6,402
Income taxes paid                                                                                        1,450                2,712
Increase in due to brokers for securities purchased                                                        200               10,495

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

         Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                                    Three Months Ended                      Six Months Ended
                                                                       September 30,                          September 30,
                                                             -----------------------------------      ------------------------------
                                                                 2004                 2003                2004              2003
                                                             ---------------      --------------      --------------      ----------
                                                                               (In thousands, except per share data)
Net income, as reported                                      $         1,431      $        1,650      $        2,928      $   3,367
Add stock award expense included in reported
   net income, net of related tax effects                                180                  22                 361             44
Deduct stock award and stock option expense
    determined under the fair-value-based
    method, net of related tax effects                                  (296)                (40)               (609)           (79)
                                                             ---------------      --------------      --------------      ---------
Pro forma net income                                         $         1,315      $        1,632      $        2,680      $   3,332
                                                             ===============      ==============      ==============      =========

Earnings per share:
   Basic, as reported                                        $          0.12      $         0.13      $         0.25      $    0.27
                                                             ===============      ==============      ==============      =========
   Basic, pro forma                                          $          0.11      $         0.13      $         0.23      $    0.27
                                                             ===============      ==============      ==============      =========

   Diluted, as reported                                      $          0.12      $         0.13      $         0.25      $    0.26
                                                             ===============      ==============      ==============      =========
   Diluted, pro forma                                        $          0.11      $         0.13      $         0.22      $    0.26
                                                             ===============      ==============      ==============      =========

4.    Earnings Per Share

      Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended September 30, 2004 were 11,489,126 and 11,760,206, respectively. For the quarter ended September 30, 2003, weighted average common shares used in calculating basic and diluted earnings per share were 12,390,225 and 12,730,942, respectively.

      For the six months ended September 30, 2004, weighted average shares used in calculating basic and diluted earnings per share were 11,673,803 and 11,948,613, respectively. For the six months ended September 30, 2003, the respective weighted average shares were 12,402,521 and 12,740,223.

5.    Allowance for Loan Losses

      The allowance for loan losses is increased by provisions for loan losses charged to income and by recoveries of prior charge-offs, and is decreased by current charge-offs. Losses are charged to the allowance when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance for loan losses when realized. Management's periodic determination of the allowance is based on continuing reviews of the portfolio, using a consistently-applied methodology. The allowance for loan losses consists of losses that are both probable and estimable at the date of the financial statements. In determining the allowance for loan losses, management considers factors such as the Company's past loan loss experience, known risks in the portfolio, adverse situations affecting a borrower's ability to repay, the estimated value of underlying collateral, and current economic conditions.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                           Three Months Ended               Six Months Ended          Year Ended
                                              September 30,                   September 30,            March 31,
                                         -----------------------         -----------------------      ---------
                                          2004            2003            2004            2003          2004
                                         -----------------------         -----------------------      ---------
                                                                         (In thousands)
Balance at beginning of period           $2,787         $ 2,492          $2,712         $ 2,442        $ 2,442
Provision for loan losses                    75              75             150             125            275
Charge-offs                                  --              (5)             --              (5)            (5)
                                         -----------------------         -----------------------      ---------
Balance at end of period                 $2,862         $ 2,562          $2,862         $ 2,562        $ 2,712
                                         =======================         =======================      =========

6.    Borrowings

      The Company had the following outstanding borrowings under securities repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB") at September 30, 2004:

 Maturity Date                                   Coupon Rate    Borrowings
 -------------                                   -----------    ----------
                                                    (dollars in thousands)
January 2008(1)                                    5.42 %         $10,000
December 2008(1)                                     4.72           5,000
March 2005                                           4.22           7,000
June 2005                                            2.47           3,000
March 2006                                           2.27           6,000
March 2007                                           2.65           7,000
                                                                  -------
                                                                  $38,000
                                                                  =======

Weighted average interest rate                                       3.87%
Accrued interest payable                                          $   169

(1) Callable Quarterly

      The securities transferred to the FHLB subject to the repurchase agreements consist of U.S. Government and agency securities available for sale with a carrying value of $14.9 million and mortgage-backed securities available for sale with a carrying value of $21.9 million. Accrued interest receivable on the securities was $249,000 at September 30, 2004.

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

      The Company's other comprehensive income (loss) is summarized as follows:

                                                    Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
                                                    ------------------    ------------------
                                                      2004       2003       2004        2003
                                                      ----       ----       ----        ----
                                                                  (In thousands)
Net unrealized holding gain (loss) arising during
     the period on securities available for sale    $ 4,689    $(3,536)   $(3,520)   $(3,167)
Related deferred income tax effect                   (1,780)     1,441      1,390      1,285
                                                    -------    -------    -------    -------
Other comprehensive income (loss)                   $ 2,909    $(2,095)   $(2,130)   $(1,882)
                                                    =======    =======    =======    =======

      The Company's accumulated other comprehensive (loss) income, which is included in stockholders' equity, is summarized as follows:

                                                      September 30,   March 31,
                                                          2004           2004
                                                          ----           ----
                                                             (In thousands)
Net unrealized holding (loss) gain on
     securities available for sale                      $(2,377)       $ 1,143
Related deferred income taxes                               949           (441)
                                                        -------        -------
Accumulated other comprehensive (loss) income           $(1,428)       $   702
                                                        =======        =======

8.    Postretirement Plans

      Pension Plans

      The Company maintains two non-contributory defined benefit pension plans that cover substantially all full-time employees who meet certain age and service requirements. Benefits are based on the employee's years of accredited service and average compensation for the three consecutive years that produce the highest average. The Company's funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. The Company expects to contribute $800,000 to the plans in fiscal 2005. Contributions of $531,000 were made during the six months ended September 30, 2004.

      The components of the net periodic expense for the plans were as follows:

                                           Three Months Ended  Six Months Ended
                                             September 30,       September 30,
                                           ------------------  ----------------
                                            2004      2003      2004      2003
                                           ------    ------    ------    ------
                                                        (In thousands)
Service cost                                $  91     $  65     $ 182     $ 130
Interest cost                                 160       147       320       294
Expected return on plan assets               (225)     (150)     (450)     (300)
Recognized net actuarial loss                  --        15        --        30
Amortization of prior service cost
   and net transition obligations              28         3        56         6
                                            -----     -----     -----     -----
     Net periodic pension expense           $  54     $  80     $ 108     $ 160
                                            =====     =====     =====     =====

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

      The components of the net periodic expense for the plan were as follows:

                                           Three Months Ended  Six Months Ended
                                              September 30,     September 30,
                                           ----------------    ----------------
                                             2004      2003    2004       2003
                                             -----    -----    -----      ----
                                                       (In thousands)
Service cost                                 $ 16      $ 3     $  32      $ 6
Interest cost                                  24       12        48       24
Recognized net actuarial gain                  (4)      --        (8)      --
Amortization of prior service cost             45       20        90       40
                                             ----      ---     -----      ---
     Net periodic expense                    $ 81      $35     $ 162      $70
                                             ====      ===     =====      ===


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

Financial Condition

      Assets. The Company's total assets amounted to $965.4 million at September 30, 2004 as compared to $890.5 million at March 31, 2004. The $74.9 million increase in assets primarily consisted of a $51.2 million increase in net loans to $529.6 million and a $20.6 million increase in securities to $358.3 million. Our asset growth was funded principally by an $81.5 million increase in deposits to $789.8 million.

      Liabilities. Total deposits were $789.8 million at September 30, 2004, an increase of $81.5 million as compared to $708.3 million at March 31, 2004. Certificates of deposit increased $67.4 million to $513.1 million from $445.7 million; savings and club accounts increased $3.1 million to $151.3 million from $148.2 million; and money market, NOW and commercial checking accounts increased $11.0 million to $125.4 million from $114.4 million. Borrowings totaled $38.0 million at September 30, 2004 and $35.0 million at March 31, 2004.

      Stockholders' Equity. Total stockholders' equity decreased $7.7 million to $129.4 million at September 30, 2004 as compared to $137.1 million at March 31, 2004. The decrease reflects the purchase of shares of our common stock at a cost of $8.3 million, dividends paid of $1.5 million and a decrease of $2.1 million attributable to the change in accumulated other comprehensive income (loss), partially offset by net income of $2.9 million.

      The accumulated other comprehensive loss of $1.4 million at September 30, 2004 represents the after-tax net unrealized loss on securities available for sale ($2.4 million pre-tax). The Company invests primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as U.S. Government and agency securities. The unrealized losses at September 30, 2004 were caused by increases in market yields subsequent to purchase. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2004.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

      Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2004 and 2003. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets. No tax-equivalent adjustments were made, as the effect thereof was not material. Nonaccrual loans were included in the computation of average balances, but have been included in the table as loans having a zero yield. The yields set forth below include the effect of deferred loan origination fees and cost, and purchase discounts and premiums that are amortize or accreted to interest income.

                                                                  For the Three Months Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                            2004                                          2003
                                            ---------------------------------------------------------------------------------------
                                              Average                        Average      Average                           Average
                                            Outstanding                      Yield/     Outstanding                         Yield/
                                              Balance      Interest           Rate        Balance        Interest           Rate
                                              -------      --------           ----        -------        --------           ----
                                                                            (Dollars in thousands)
Interest-earning assets:
Loans (1)                                     $518,127        7,354           5.63%       $427,197          6,490           6.03%
Mortgage-backed securities (2)                 260,946        2,276           3.46%        245,592          2,139           3.46%
Other securities (2)                            92,852          748           3.20%         87,385            531           2.41%
Federal funds sold and other
overnight deposits (3)                          28,074           73           1.03%         26,438             46           0.69%
Other (4)                                        5,826           34           2.32%          5,517             66           4.75%
                                              --------     --------                        --------      --------
Total interest-earning assets                  905,825       10,485           4.59%        792,129          9,272           4.64%
                                                           --------                                      --------
Non-interest earning assets                     41,063                                      35,854
                                              --------                                    --------
Total assets                                  $946,888                                    $827,983
                                              ========                                    ========

Interest-bearing liabilities:
Savings and club accounts                     $151,682          199           0.52%       $144,677            221           0.61%
Money market accounts                           46,893           93           0.79%         42,084             83           0.78%
NOW accounts                                    58,100           36           0.25%         53,254             42           0.31%
Certificates of deposit                        498,775        3,056           2.43%        380,579          2,319           2.42%
Borrowings                                      38,000          390           4.07%         41,986            384           3.63%
Mortgagors' escrow funds                         4,582            5           0.43%          4,236             18           1.69%
                                              --------     --------                        --------      --------
Total interest-bearing liabilities             798,032        3,779           1.88%        666,816          3,067           1.82%
                                                           --------                                      --------
Non-interest-bearing liabilities                24,295                                      22,046
                                              --------                                    --------
Total liabilities                              822,327                                     688,862
Stockholders' equity                           124,561                                     139,121
                                              --------                                    --------
Total liabilities and
stockholders' equity                          $946,888                                    $827,983
                                              ========                                    ========
Net interest income                                           6,706                                         6,205
                                                              =====                                      ========
Average interest rate spread (5)                                              2.71%                                         2.82%
Net earning assets (6)                        $107,793                                    $125,313
                                              ========                                    ========
Net interest margin (7)                                                       2.94%                                         3.11%
Ratio of interest-earning assets
to interest-bearing liabilities                  1.14x                                        1.19x

(1) Balances are net of construction loans in process and the allowance for loan losses.
(2) Average outstanding balances are based on amortized cost. As a result, the average balances and yields do not include the effect of changes in fair value of securities available for sale.
(3) Other overnight deposits represent an interest-earning demand account at the Federal Home Loan Bank of New York.
(4)   Consists primarily of Federal Home Loan Bank stock.
(5) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6) Net earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average total interest-earning assets.

      Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities, with respect to (i) changes attributable to changes in volume (i.e., changes in balances multiplied by the prior-period rate) and (ii) changes attributable to rate (i.e., changes in rate multiplied by prior-period balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                             For the Three Months Ended September 30,
                                                           2004 vs. 2003
                                           --------------------------------------------
                                           Increase (Decrease) Due to
                                           --------------------------    Total Increase
                                             Volume       Rate             (Decrease)
                                           --------------------------------------------
                                                     (In thousands)
Interest-earning assets:
Loans                                        $ 3,264    $(2,400)          $   864
Mortgage-backed securities                       137         --               137
Other securities                                  35        182               217
Federal funds and other overnight deposits         3         24                27
Other                                             24        (56)              (32)
                                             -------    --------          -------

Total interest-earning assets                  3,463     (2,250)            1,213
                                             -------    --------          -------

Interest-bearing liabilities:
Savings and club accounts                         59        (81)              (22)
Money market accounts                              9          1                10
NOW accounts                                      19        (25)               (6)
Certificates of deposit                          727         10               737
Borrowings                                      (160)       166                 6
Mortgage escrow funds                              9        (22)              (13)
                                             -------    --------          -------

Total interest-bearing liabilities               663         49               712
                                             -------    --------          -------

Net interest income                          $ 2,800    $(2,299)          $   501
                                             =======    =======           =======


      Net Income. Net income amounted to $1.4 million or diluted earnings per share of $0.12 for the quarter ended September 30, 2004, as compared to $1.7 million or diluted earnings per share of $0.13 for the quarter ended September 30, 2003, a decrease of 13.3% in net income. The decrease in net income for the quarter ended September 30, 2004 is primarily attributable to a $953,000 increase in non-interest expense, partially offset by a $501,000 increase in net interest income and a $151,000 decrease in income tax expense.

      Interest Income. Interest income increased $1.2 million to $10.5 million for the quarter ended September 30, 2004, as compared to the same quarter in 2003. The increase reflects a $113.7 million increase in average interest-earning assets to $905.8 million during the quarter ended September 30, 2004 as compared to $792.1 million for the same quarter in the prior year, partially offset by a 5 basis point decrease in the average yield on interest-earning assets to 4.59%. The increase in the average balance of interest-earning assets was due primarily to a $90.9 million increase in net loans to $518.1 million and a $20.8 million increase in the average balance of securities to $353.8 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The decrease in the average yield on interest-earning assets reflects the origination of loans at lower rates than the existing portfolio, the purchase of securities at lower rates than the existing portfolio and the downward repricing of adjustable-rate securities during recent periods of declining interest rates.

      Loans. Interest income on loans increased $864,000 or 13.3% to $7.4 million for the current quarter as compared to $6.5 million for the same quarter in 2003. This increase is due to a $90.9 million increase in the average balance of loans to $518.1 million, partially offset by a 40 basis point decrease in the yield earned to 5.63%.

      We originated $57.5 million of new loans during the quarter ended September 30, 2004. These loans were originated at rates lower than the average yield being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued during the quarter ended
September 30, 2004. The yield on the loan portfolio may decrease further as market interest rates rise. However, as market interest rates increase, the volume of loans originated may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities totaled $2.3 million for the quarter ended September 30, 2004, an increase of $137,000 from the same quarter in 2003. This increase is due a $15.4 million increase in the average balance of mortgage-backed securities to $260.9 million during the current quarter. The increase in the average balance of mortgage-backed securities is primarily a result of investing funds from deposit growth.

      Interest on other securities increased $217,000 to $748,000 for the quarter ended September 30, 2004, as compared to $531,000 for the same quarter in 2003. The increase is due to a $5.5 million increase in the average balance of other securities to $92.9 million and a 79 basis point increase in the average yield to 3.20%.

      Federal Funds Sold and Other Overnight Deposits. For the quarter ended September 30, 2004, interest on Federal funds sold and other overnight deposits increased $27,000 to $73,000, reflecting a $1.6 million increase in the average balance to $28.1 million and a 34 basis point increase in the average yield earned to 1.03%.

      Other Earning Assets. Other earning assets consist primarily of FHLB of New York common stock. Dividends on FHLB of New York common stock amounted to $34,000 for quarter ended September 30, 2004 as compared to $66,000 for the same quarter in 2003.

      Interest Expense. Interest expense for the quarter ended September 30, 2004 increased $712,000 to $3.8 million, as compared to $3.1 million for the quarter ended September 30, 2003. The average balance of interest-bearing liabilities increased $131.2 million to $798.0 million for the quarter ended September 30, 2004 from $666.8 million for the same quarter in the prior year, while the average cost of these liabilities increased 6 basis points to 1.88%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the Stamford branch, which opened in September 2003, and the Brookfield branch, which opened in June 2004, as well as growth in the existing branches. The increase in the average cost of liabilities is a result of the increase certificates of deposit accounts as a percentage of total deposits. The average balance of certificates of deposit represented 62.5% of the average balance of total interest-bearing liabilities for the quarter ended June 30, 2004, as compared to 57.1% for the quarter ended June 30, 2003. Certificates of deposit are generally offered at higher rates than savings accounts and we have used these accounts to attract customers to the new branches.

      Interest expense on certificates of deposit amounted to $3.1 million for the current quarter as compared to $2.3 million for the same quarter in 2003. The increase is due primarily to a $118.2 million increase in the average balance to $498.8 million from $380.6 million for the same quarter last year, while the average cost of certificates of deposit remained virtually unchanged at 2.43%.

      Interest on savings accounts amounted to $199,000 for the current quarter as compared to $221,000 for the quarter ended September 30, 2003. This decrease is the result of a 9 basis point decrease in the average cost of savings accounts to 0.52% offset partially by a $7.0 million increase in the average balance of savings accounts to $151.7 million for the quarter ended September 30, 2004 as compared to $144.7 million for the same quarter in 2003.

      Interest expense on NOW and money market accounts amounted to $129,000 for quarter ended September 30, 2004 as compared to $125,000 for the same quarter in the prior year. The average cost decreased 4 basis points to 0.49% and the average balance of these accounts increased $9.7 million to $105.0 million.

      For the quarter ended September 30, 2004, interest expense on borrowings amounted to $390,000 as compared to $384,000 for the same quarter in 2003. The average balance of borrowings for the current quarter was $38.0 million and the average cost was 4.07%, an increase of 44 basis points from the same quarter last year.

      Net Interest Income. Net interest income for the quarter ended September 30, 2004 amounted to $6.7 million, a $501,000 increase from the same quarter in the prior year. The interest rate spread was 2.71% and 2.82% for the quarters ended September 30, 2004 and 2003, respectively. The net interest margin for those periods was 2.94% and 3.11%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained near 40-year lows. During the current quarter, the Federal Reserve raised the Federal funds rate by 75 basis points to 1.75%. However, long term rates have remained substantially unchanged, resulting in a flattening yield curve. As short-term interest rates rise, the cost of our interest-bearing liabilities will increase faster than the yield on interest-earning assets which are affected by longer-term interest rates. As a result, our net interest rate spread and net interest margin may decrease. The decrease in interest rate spread and net interest margin was also a result of the decrease in the ratio of interest-earning assets to interest-bearing liabilities to 1.14x for the quarter ended September 30, 2004 from 1.19x for the same quarter in 2003, reflecting treasury stock purchases and an investment in bank-owned life insurance ("BOLI").

      In December 2003, the Company purchased a BOLI product for $10.0 million. The BOLI purchase was funded from interest-earning assets; however, the BOLI asset is classified separately from interest-earning assets on the consolidated balance sheet, resulting in a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities. The changes in the cash surrender value of the BOLI are recognized as non-interest income. The Company's interest rate spread and net interest margin may decrease as a result of the financial statement classification of the BOLI asset and related income. For the quarter ended September 30, 2004, non-interest income related to the BOLI amounted to $90,000.

      Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 86.5% of total loans at September 30, 2004, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

      The provision for loan losses was $75,000 for the quarters ended September 30, 2004 and 2003, respectively. Non-performing loans amounted to $963,000 or 0.18% of total loans at September 30, 2004, as compared to $1.8 million or 0.40% of total loans at September 30, 2003. The allowance for loan losses amounted to $2.9 million and $2.7 million at September 30, 2004 and March 31, 2004, respectively. There were no charge-offs or recoveries in the quarter ended September 30, 2004. For the quarter ended September 30, 2003, charge-offs amounted to $5,000 (no recoveries). The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth.

      Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, fees earned on the sale of investment products, late charges on loans, various other service fees and changes in the cash surrender value of the BOLI. Service charges and fees totaled $220,000 and $228,000 for the quarters ended September 30, 2004 and 2003, respectively. The change in the cash surrender value of the BOLI amounted to $90,000 for the quarter ended September 30, 2004.

      Non-Interest Expense. Non-interest expense totaled $4.6 million for the quarter ended September 30, 2004 as compared to $3.6 million for the quarter ended September 30, 2003. This increase is due to increases of $456,000 in compensation and benefits, $77,000 in occupancy and equipment expense, $75,000 in data processing service fees, $102,000 in advertising and promotion expense, and $243,000 in other non-interest expense.

      The increase in compensation and benefits is due primarily to a $260,000 increase in expense related to stock awards made pursuant to the Company's 2004 Stock Incentive Plan and a $163,000 increase in compensation costs. The increase in compensation costs is due primarily to additional staff to support the growth in the Company's lending operations and the addition of the Stamford and Brookfield branches, which opened in September 2003 and June 2004, respectively. The increase in occupancy and equipment expense is primarily due to these new branch locations.

      Other non-interest expense for the current quarter includes $135,000 of costs related to the Company's implementation of the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

      Income Taxes. Income tax expense amounted to $909,000 and $1.1 million for the quarters ended September 30, 2004 and 2003, respectively. The effective tax rates for those same periods were 38.8% and 39.1%, respectively.

Comparison of Results of Operations for the Six Months Ended September 30, 2004 and 2003

      Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended September 30, 2004 and 2003. This information was prepared on the same basis as the average balance sheets for the quarterly period. See
"Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003".

                                               For the Six Months Ended September 30,
                                    ----------------------------------------------------------
                                                2004                            2003
                                    ----------------------------------------------------------
                                      Average           Average    Average             Average
                                    Outstanding          Yield/  Outstanding            Yield/
                                      Balance  Interest   Rate     Balance    Interest   Rate
                                      -------  --------   ----     -------    --------   ----
                                                       (Dollars in thousands)
Interest-earning assets:
Loans (1)                            $499,979   14,251    5.69%   $424,890     13,259   6.22%
Mortgage-backed securities (2)        256,307    4,434    3.45%    228,862      4,287   3.74%
Other securities (2)                   88,673    1,382    3.11%     83,675      1,220   2.91%
Federal funds sold and other
overnight deposits (3)                 31,269      132    0.84%     38,726        174   0.90%
Other (4)                               5,800       55    1.89%      5,503        123   4.46%
                                     --------   ------            --------   --------
Total interest-earning assets         882,028   20,254    4.58%    781,656     19,063   4.86%
                                                ------                       --------
Non-interest earning assets            43,313                       33,975
                                     --------                     --------
Total assets                         $925,341                     $815,631
                                     ========                     ========

Interest-bearing liabilities:
Savings and club accounts            $150,880      391    0.52%   $142,252        504   0.71%
Money market accounts                  46,402      178    0.77%     41,670        209   1.00%
NOW accounts                           57,722       72    0.25%     50,913        104   0.41%
Certificates of deposit               479,469    5,684    2.36%    379,581      4,727   2.48%
Borrowings                             36,541      755    4.12%     38,443        749   3.89%
Mortgagors' escrow funds                4,218       10    0.47%      3,955         35   1.77%
                                     -------- --------            --------   --------
Total interest-bearing liabilities    775,232    7,090    1.82%    656,814      6,328   1.92%
                                              --------                       --------
Non-interest-bearing liabilities       20,950                       21,076
                                     --------                     --------
Total liabilities                     796,182                      677,890
Stockholders' equity                  129,159                      137,741
                                     --------                     --------
Total liabilities and
stockholders' equity                 $925,341                     $815,631
                                     ========                     ========
Net interest income                             13,164                         12,735
                                              ========                         ======
Average interest rate spread (5)                          2.76%                         2.94%
Net earning assets (6)               $106,796                     $124,842
                                     ========                     ========
Net interest margin (7)                                   2.98%                         3.25%
Ratio of interest-earning assets
to interest-bearing liabilities          1.14x                                   1.19x

(1) Balances are net of construction loans in process and the allowance for loan losses.
(2) Average outstanding balances are based on amortized cost. As a result, the average balances and yields do not include the effect of changes in fair value of securities available for sale.
(3) Other overnight deposits represent an interest-earning demand account at the Federal Home Loan Bank of New York.
(4)   Consists primarily of Federal Home Loan Bank stock.
(5) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6) Net earning assets represent total interest- earning assets less total interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average total interest-earning assets.

      Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities. This information was prepared on the same basis as the rate/volume analysis for the quarterly period. See "Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003".

                                          For the Six Months Ended September 30,
                                                         2004 vs. 2003
                                          --------------------------------------

                                           Increase (Decrease) Due to    Total
                                          ---------------------------  Increase
                                             Volume      Rate         (Decrease)
                                          -------------------------------------
                                                       (In thousands)
Interest-earning assets:
Loans                                        $ 3,708    $(2,716)      $   992
Mortgage-backed securities                       895       (748)          147
Other securities                                  75         87           162
Federal funds and other overnight deposits       (31)       (11)          (42)
Other                                             18        (86)          (68)
                                             -------    -------       -------

Total interest-earning assets                  4,665     (3,474)        1,191
                                             -------    -------       -------

Interest-bearing liabilities:
Savings and club accounts                         79       (192)         (113)
Money market accounts                             53        (84)          (31)
NOW accounts                                      33        (65)          (32)
Certificates of deposit                        1,577       (620)          957
Borrowings                                       (78)        84             6
Mortgage escrow funds                              7        (32)          (25)
                                             -------    -------       -------

Total interest-bearing liabilities             1,671       (909)          762
                                             -------    -------       -------

Net interest income                          $ 2,994    $(2,565)      $   429
                                             =======    =======       =======

      Net Income. Net income amounted to $2.9 million or diluted earnings per share of $0.25 for the six months ended September 30, 2004, as compared to $3.4 million or diluted earnings per share of $0.26 for the six months ended September 30, 2003, a decrease of 13.0% in net income. The decrease in net income for the six months ended September 30, 2004 reflects an increase of $1.3 million in non-interest expense, partially offset by an increase of $429,000 in net interest income and a decrease of $269,000 in income tax expense.

      Interest Income. Interest income increased $1.2 million to $20.3 million for the six months ended September 30, 2004, as compared to $19.1 million for the same period in 2003. The increase reflects a $100.4 million increase in average interest-earning assets to $882.0 million during the six months ended September 30, 2004 as compared to $781.7 million for the same period in the prior year, partially offset by a 28 basis point decrease in the average yield on interest-earning assets to 4.58%. The increase in the average balance of interest-earning assets was due primarily to a $75.1 million increase in net loans to $500.0 million and a $32.4 million increase in the average balance of securities to $345.0 million, partially offset by a $7.5 million decrease in average Federal funds sold and other overnight deposits to $31.3 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The decrease in the average yield on interest-earning assets reflects the origination of loans at lower rates than the existing portfolio, the purchase of securities at lower rates than the existing portfolio and the downward repricing of adjustable-rate securities during recent periods of low market interest rates.

      Loans. Interest income on loans increased $992,000 or 7.5% to $14.3 million for the six months ended September 30, 2004 as compared to $13.3 million for the same period in 2003. This increase is due to a $75.1 million increase in the average balance of loans to $500.0 million, partially offset by a 53 basis point decrease in the yield earned to 5.69%.

      We originated $120.0 million of new loans during the six months ended September 30, 2004. These loans were originated at rates lower than the average yield being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued during the six months ended September 30, 2004. The yield on the loan portfolio may decrease further until interest rates on loan products begin to rise. However, as these interest rates increase, the volume of loans originated may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities increased $147,000 to $4.4 million for the six months ended September 30, 2004, as compared to $4.3 million for the same period in 2003. The average balance of mortgage-backed securities increased $27.4 million to $256.3 million during the six months ended September 30, 2004, partially offset by a decrease of 29 basis points in the average yield to 3.45%. The increase in the average balance of mortgage-backed securities is primarily a result of investing funds from deposit growth. The decrease in the average yield is a result of the downward repricing of adjustable rate mortgage-backed securities and new purchases of mortgage-backed securities that are at lower rates than the existing portfolio.

      Interest on other securities increased $162,000 to $1.4 million for the six months ended September 30, 2004, as compared to $1.2 million for the same period in 2003. The increase is due to a 20 basis point increase in the average yield to 3.11% and a $5.0 million increase in the average balance of other securities to $88.7 million.

      Federal Funds Sold and Other Overnight Deposits. For the six months ended September 30, 2004, interest on Federal funds sold and other overnight deposits decreased $42,000 to $132,000, reflecting a $7.5 million decrease in the average balance to $31.3 million and a 6 basis point decrease in the average yield earned to 0.84%. The decrease in the average yield is the result of the low market interest rates during the first half of fiscal 2005.

      Other Earning Assets. The Company had an investment of $5.7 million in FHLB of New York common stock at September 30, 2004. The FHLB of New York suspended the October 2003 dividend payment on this stock. The FHLB announced in January 2004 that it was resuming a quarterly dividend but for amounts less than the amounts previously paid. Dividends on FHLB of New York common stock amounted to $51,000 for six months ended September 30, 2004 as compared to $121,000 for the same period in 2003.

      Interest Expense. Interest expense for the six months ended September 30, 2004 increased $762,000 to $7.1 million as compared to $6.3 million for the same period in 2003. The average balance of interest-bearing liabilities increased $118.4 million to $775.2 million for the six months ended September 30, 2004 from $656.8 million for the same period in the prior year, while the average cost of these liabilities decreased 10 basis points to 1.82%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the Stamford branch, which opened in September 2003, and the Brookfield branch, which opened in June 2004, as well as growth in the existing branches. The decrease in the average cost of liabilities is the result of low market interest rates during recent periods.

      Interest expense on certificates of deposit amounted to $5.7 million for the current period as compared to $4.7 million for the same period in 2003. The increase is due primarily to a $99.9 million increase in the average balance of time deposits to $479.5 million from $379.6 million for the same period last year, offset partially by a 12 basis point decrease in the average cost to 2.36%. The increase in the average balance includes growth in the Bank's new branch offices as well as in existing branches.

      Interest on savings accounts amounted to $391,000 for the current period as compared to $504,000 for the six months ended September 30, 2003. This decrease is the result of a 19 basis point decrease in the average cost of savings accounts to 0.52% offset partially by an $8.6 million increase in the average balance of savings accounts to $150.9 million for the six months ended September 30, 2004 as compared to $142.3 million for the same period in 2003.

      Interest expense on NOW and money market accounts amounted to $250,000 for six months ended September 30, 2004 as compared to $313,000 for the same period in the prior year. The average cost decreased 19 basis points to 0.48% and the average balance of these accounts increased $11.5 million to $104.1 million.

      For the six months ended September 30, 2004 and 2003, interest expense on borrowings amounted to $755,000 and $749,000, respectively. The average balance of borrowings for the current period was $36.5 million and the average cost increased 23 basis points to 4.12% as compared to the same period in 2003.

      Net Interest Income. Net interest income for the six months ended September 30, 2004 amounted to $13.2 million, a $429,000 increase from the same period in the prior year. The interest rate spread was 2.76% and 2.94% for the six months ended September 30, 2004 and 2003, respectively. The net interest margin for those periods was 2.98% and 3.25%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained near 40-year lows. As interest rates rise, the cost of our interest-bearing liabilities will increase faster than the yield on interest-earning assets. As a result, our net interest rate spread and net interest margin may decrease. The decrease in interest rate spread and net interest margin was also a result of the decrease in the ratio of interest-earning assets to interest-bearing liabilities to 1.14x for the six months ended September 30, 2004 from 1.19x for the same period in 2003, reflecting treasury stock purchases and an investment in BOLI. For the six months ended September 30, 2004, non-interest income related to the BOLI amounted to $166,000.

      Provision for Loan Losses. The provision for loan losses was $150,000 for each of the six-month periods ended September 30, 2004 and 2003. Non-performing loans amounted to $963,000 or 0.18% of total loans at September 30, 2004, as compared to $1.8 million or 0.40% of total loans at September 30, 2003. The allowance for loan losses amounted to $2.9 million and $2.7 million at September 30, 2004 and March 31, 2004, respectively. There were no charge-offs or recoveries for the six months ended September 30, 2004. Charge-offs amounted to $5,000 for the six months ended September 30, 2003. There were no recoveries for this same period. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth.

      Non-Interest Income. Service charges and fees totaled $496,000 and $513,000 for the six months ended September 30, 2004 and 2003, respectively. The change in the cash surrender value of the BOLI amounted to $166,000 for the six months ended September 30, 2004.

      Non-Interest Expense. Non-interest expense totaled $8.9 million for the six months ended September 30, 2004 as compared to $7.6 million for the six months ended September 30, 2003. This increase is due primarily to increases of $876,000 in compensation and benefits, $148,000 in occupancy and equipment expense, $133,000 in data processing service fees, and $165,000 in other non-interest expense.

      The increase in compensation and benefits is due primarily to a $520,000 increase in expense related to stock awards made pursuant to the Company's 2004 Stock Incentive Plan and a $315,000 increase in compensation costs. The increase in compensation costs is due primarily to additional staff to support the growth in the Company's lending operations and the addition of the Stamford and Brookfield branches, which opened in September 2003 and June 2004, respectively. The increase in occupancy and equipment expense is primarily due to these new branch locations.

      Other non-interest expense for the current six-month period includes $135,000 of costs related to the Company's implementation of the provisions of
Section 404 of the Sarbanes-Oxley Act of 2002.

      Income Taxes. Income tax expense amounted to $1.9 million and $2.1 million for the six months ended September 30, 2004 and 2003, respectively. The effective tax rates for those same periods were 38.8% and 38.7%, respectively.

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

      The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, adjustable-rate mortgage-backed securities and fixed-rate collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. During the six months ended September 30, 2004, the Company originated loans totaling $120.0 million and purchased $68.6 million of securities. These disbursements were funded by $44.3 million in principal payments, maturities and calls of securities and $69.2 million in loan principal repayments. During the year ended March 31, 2004, the Company originated $186.7 million of loans and purchased $198.7 million of securities.

      Liquidity management for the Company is both a daily and long-term process which is part of the Company's overall management strategy. Excess funds are generally invested in short-term investments such as Federal funds and certificates of deposit. In the event that the Bank should require additional sources of funds, it could borrow from the FHLB under an available line of credit.

      At September 30, 2004, the Company had outstanding loan commitments of $83.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from September 30, 2004, totaled $293.4 million. Management believes that a significant portion of such deposits will remain with the Company.

      The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At September 30, 2004, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

      The following table sets forth the capital position of the Bank as of September 30, 2004 and March 31, 2004. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by the Holding Company.

                                                       OTS Requirements
                                             ---------------  -----------------
                                             Minimum Capital  Classification as
                             Bank Actual        Adequacy      Well Capitalized
                          -----------------  ---------------  -----------------
                           Amount    Ratio   Amount    Ratio   Amount   Ratio
                          -----------------  ---------------  ----------------
                                          (Dollars in thousands)
September 30, 2004
Tangible capital          $ 98,592   10.4%   $14,224    1.5%  $47,412    5.0%
Tier I (core) capital       98,592   10.4     37,931    4.0    56,895    6.0
Risk-based capital:
     Tier I                 98,592   23.5
     Total                 101,454   24.1     33,626    8.0    42,032   10.0

March 31, 2004
Tangible capital          $ 95,143   10.9%   $13,071    1.5%  $43,571    5.0%
Tier I (core) capital       95,143   10.9     34,858    4.0    52,285    6.0
Risk-based capital:
     Tier I                 95,143   24.3
     Total                  97,855   25.0     31,377    8.0    39,221   10.0

Proposed Accounting Standards

      On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-1 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF Issue 03-1-a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. As previously noted, the Company's unrealized losses on securities are attributable to these rate-related factors. The impact of the final issuance of Staff Position No. EITF 03-1-a on the Company's financial condition and results of operations cannot be determined at the present time.

      In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The Exposure Draft proposes changes in accounting that would replace existing requirements under FASB Statement No. 123 and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date and recognized over the vesting period. Current accounting literature relating to so-called fixed plan employee stock options permits an election to disclose the associated expense in the notes to the financial statements without recognition in the income statement. The proposal would permit either prospective or retrospective adoption and presently is proposed to be effective for public companies beginning July 1, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At September 30, 2004, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

      During the six months ended September 30, 2004, there were no significant changes in the Company's assessment of market risk.

Item 4. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of September 30, 2004 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Information regarding Company purchases of its equity securities (common stock) during the three months ended September 30, 2004 is summarized below:

                                                                               Total number of
                                                                              shares purchased       Maximum number of
                                                                              under a publicly      shares that may yet
                                Total number of       Average price paid    announced repurchase    be purchased under
                               shares purchased           per share              plan (1)           repurchase plan (1)
                               ----------------           ---------              --------           -------------------
July 1-July 31                        --                     --                     --                    658,844
August 1-August 31                    --                     --                     --                    658,844
September 1-September 30              --                     --                     --                    658,844

(1) On June 11, 2004, the Company announced a program to repurchase up to 658,844 shares of its common stock. This program has no expiration date. There were no purchases under this program through September 30, 2004.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on August 12, 2004. The purpose of the meeting was the election of three directors of the Company and the ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending March 31, 2005. The results of the votes were as follows:

      Proposal 1 - Election of Directors

                                              For                 Withheld
                                        --------------         --------------
                  Joseph Dinolfo          11,356,175               552,333
                  Eldorus Maynard         10,788,050             1,120,458
                  Samuel T.Telerico       11,414,460               494,048

      Proposal 2 - Ratification of Appointment of KPMG LLP

                       For                  Against                Abstain
                  -------------          -------------          -------------
                    11,759,692              57,788                 91,027

Item 5. Other Information

      None

Item 6. Exhibits

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

                                              Sound Federal Bancorp, Inc.
                                              -------------------------------
                                             (Registrant)

                                          By: /s/ Anthony J. Fabiano
                                              ---------------------------------
                                              Anthony J. Fabiano
                                              Duly Authorized and Chief
                                              Financial and Accounting Officer

November 5, 2004