Form 10-Q
period 2004-12-31
SOUND FEDERAL BANCORP INC
filed 2005-02-08
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                                                                 Shares
               Class                                         Outstanding at
         ----------------                                   February 4, 2005
           Common Stock,                                    ----------------
         par value, $0.01                                      12,592,841

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets at December 31, 2004 and
        March 31, 2004.......................................................  1

        Consolidated Statements of Income for the Quarter and
        Nine Months Ended December 31, 2004 and 2003.........................  2

        Consolidated Statement of Changes in Stockholders' Equity
        for the Nine Months Ended December 31, 2004..........................  3

        Consolidated Statements of Cash Flows for the Nine Months
        Ended December 31, 2004 and 2003.....................................  4

        Notes to Unaudited Consolidated Financial Statements.................  5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 24

Item 4. Controls and Procedures.............................................. 24

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......... 25

Item 3. Defaults upon Senior Securities...................................... 25

Item 4. Submission of Matters to a Vote of Security Holders.................. 25

Item 5. Other Information.................................................... 25

Item 6. Exhibits............................................................. 25

        Signatures........................................................... 26

Part 1. - FINANCIAL INFORMATION
Item 1.  Financial Statements
Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

                                                                                        December 31,   March 31,
                                                                                            2004         2004
                                                                                        ------------   ---------
Assets
Cash and due from banks                                                                  $  10,493    $  10,455
Federal funds sold and other overnight deposits                                             21,150       20,756
                                                                                         ---------    ---------
     Total cash and cash equivalents                                                        31,643       31,211
                                                                                         ---------    ---------
Securities:
   Available for sale, at fair value (including $36,298 and $38,000 pledged as collateral for borrowings under repurchase agreements at December 31, 2004
       and March 31, 2004, respectively)                                                   295,497      337,730
   Held to maturity, at amortized cost (fair value of $69,434)                              69,430         --
                                                                                         ---------    ---------
            Total securities                                                               364,927      337,730
                                                                                         ---------    ---------
Loans, net:
  Mortgage loans                                                                           542,135      477,771
  Consumer loans                                                                             2,757        3,396
  Allowance for loan losses (Note 5)                                                        (2,937)      (2,712)
                                                                                         ---------    ---------
            Total loans, net                                                               541,955      478,455
                                                                                         ---------    ---------
 Accrued interest receivable                                                                 3,857        3,623
 Federal Home Loan Bank stock                                                                5,738        5,303
 Premises and equipment, net                                                                 5,969        5,630
 Goodwill                                                                                   13,970       13,970
 Bank-owned life insurance                                                                  10,373       10,085
 Prepaid pension costs                                                                       2,954        2,547
 Deferred income taxes                                                                       1,091         --
 Other assets                                                                                1,895        1,987
                                                                                         ---------    ---------
            Total assets                                                                 $ 984,372    $ 890,541
                                                                                         =========    =========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                               $ 802,990    $ 708,330
  Borrowings (Note 6)                                                                       38,000       35,000
  Mortgagors' escrow funds                                                                   6,012        4,522
  Due to brokers for securities purchased                                                    3,916        4,000
  Accrued expenses and other liabilities                                                     2,320        1,630
                                                                                         ---------    ---------
            Total liabilities                                                              853,238      753,482
                                                                                         ---------    ---------
Stockholders' equity:

   Preferred stock ($0.01 par value; 1,000,000 shares authorized; none issued
     and outstanding)                                                                          --           --
   Common stock ($0.01 par value; 24,000,000 shares authorized; 13,636,170
     shares issued)                                                                            136          136
   Additional paid-in capital                                                              103,372      102,637
   Treasury stock, at cost (1,028,329 and 459,297 shares at December 31, 2004
     and March 31, 2004, respectively)                                                     (14,644)      (7,150)
   Common stock held by Employee Stock Ownership Plan ("ESOP")                              (6,178)      (6,556)
   Unearned stock awards                                                                    (4,731)      (5,618)
   Retained earnings                                                                        54,448       52,908
   Accumulated other comprehensive (loss) income, net of taxes (Note 7)                     (1,269)         702
                                                                                         ---------    ---------
            Total stockholders' equity                                                     131,134      137,059
                                                                                         ---------    ---------
            Total liabilities and stockholders' equity                                   $ 984,372    $ 890,541
                                                                                         =========    =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                           For the Three Months Ended       For the Nine Months Ended
                                                                   December 31,                    December 31,
                                                           --------------------------       -------------------------
                                                              2004            2003             2004             2003
                                                              ----            ----             ----             ----
Interest and Dividend Income
 Loans                                                      $ 7,482          $ 6,641         $ 21,733         $ 19,900
 Mortgage-backed and other securities                         3,101            3,186          $ 8,917            8,693
 Federal funds sold and other overnight deposits                113               46              245              220
 Other earning assets                                            32               --               87              123
                                                            -------          -------         --------         --------
 Total interest and dividend income                          10,728            9,873           30,982           28,936
                                                            -------          -------         --------         --------
Interest Expense
 Deposits                                                     3,677            2,798           10,002            8,342
 Borrowings                                                     371              381            1,126            1,130
 Other interest-bearing liabilities                               5                7               15               42
                                                            -------          -------         --------         --------
 Total interest expense                                       4,053            3,186           11,143            9,514
                                                            -------          -------         --------         --------

 Net interest income                                          6,675            6,687           19,839           19,422
 Provision for loan losses (Note 5)                              75               75              225              200
                                                            -------          -------         --------         --------
 Net interest income after provision for loan losses          6,600            6,612           19,614           19,222
                                                            -------          -------         --------         --------
Non-Interest Income
 Service charges and fees                                       244              252              740              765
 Increase in cash surrender value of bank-owned
   life insurance                                               121              --              287               --
Gain on sales of mortgage loans                                  17              --               17               --
                                                            -------          -------         --------         --------
 Total non-interest income                                      382              252            1,044              765
                                                            -------          -------         --------         --------
Non-Interest Expense
 Compensation and benefits                                    2,538            2,107            7,412            6,105
 Occupancy and equipment                                        673              553            1,967            1,699
 Data processing service fees                                   314              320              878              751
 Advertising and promotion                                      189              231              679              782
 Other                                                          886              725            2,557            2,231
                                                            -------          -------         --------         --------
 Total non-interest expense                                   4,600            3,936           13,493           11,568
                                                            -------          -------         --------         --------

 Income before income tax expense                             2,382            2,928            7,165            8,419
 Income tax expense                                             956            1,133            2,811            3,257
                                                            -------          -------         --------         --------
 Net income                                                 $ 1,426          $ 1,795          $ 4,354          $ 5,162
                                                            =======          =======          =======          =======
Earnings per share (Note 4):
   Basic earnings per share                                 $  0.12          $  0.15          $  0.37          $  0.42
                                                            =======          =======          =======          =======
   Diluted earnings per share                               $  0.12          $  0.14          $  0.36          $  0.41
                                                            =======          =======          =======          =======

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended December 31, 2004
(Unaudited)
(Dollars in thousands, except per share data)

                                                                                                         Accumulated
                                                                      Common                                Other
                                           Additional                  Stock      Unearned               Comprehensive    Total
                                 Common     Paid-In      Treasury     Held By      Stock      Retained      Income     Stockholders'
                                 Stock      Capital       Stock        ESOP        Awards     Earnings      (Loss)        Equity
                                --------   ----------   ----------   ---------   ----------   ---------  ------------  -------------
Balance at March 31, 2004       $    136   $ 102,637    $  (7,150)   $ (6,556)   $  (5,618)   $  52,908    $     702    $ 137,059
Net income                          --          --           --          --           --          4,354         --          4,354
Other comprehensive loss
  (Note 7)                          --          --           --          --           --           --         (1,971)      (1,971)
                                                                                                                        ---------
  Total comprehensive income        --          --           --          --           --           --           --          2,383
Dividends paid ($0.18 per share)    --          --           --          --           --         (2,177)        --         (2,177)
Purchases of treasury stock
  (627,332 shares)                  --          --         (8,324)       --           --           --           --         (8,324)
Reissuance of treasury stock
   for exercise of stock
   options (58,300 shares)          --          --            830        --           --           (637)        --            193
Tax benefit from exercise of
  stock options                     --           250         --          --           --           --           --            250
Vesting of stock awards             --           (19)        --          --            887         --           --            868
ESOP shares committed to be
  released for allocation           --           504         --           378         --           --           --            882
                                --------   ---------    ---------    --------    ---------    ---------    ---------    ---------
Balance at December 31, 2004    $    136   $ 103,372    $ (14,644)   $ (6,178)   $  (4,731)   $  54,448    $  (1,269)   $ 131,134
                                ========   =========    =========    ========    =========    =========    =========    =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                             For the Nine Months Ended
                                                                                    December 31,
                                                                          -----------------------------
                                                                             2004               2003
                                                                          ---------           ---------
OPERATING ACTIVITIES
  Net income                                                              $   4,354           $   5,162
  Adjustments to reconcile net income to net cash provided
      by operating activities:
  Provision for loan losses                                                     225                 200
  Depreciation, amortization and accretion                                    1,830               1,801
  ESOP and stock award expense                                                1,769                 777
  Income taxes                                                                  525                (902)
  Gain on sales of mortgage loans                                               (17)               --
  Origination of loans held for sale                                           (777)               --
  Proceeds from sales of loans held for sale                                    794                --
  Other adjustments, net                                                       (248)               (234)
                                                                          ---------           ---------
           Net cash provided by operating activities                          8,455               6,804
                                                                          ---------           ---------

INVESTING ACTIVITIES
  Purchases of securities:
     Available for sale                                                     (31,015)           (189,246)
     Held to maturity                                                       (68,620)               --
  Proceeds from principal payments, maturities and calls of securities:
      Available for sale                                                     65,263             121,557
      Held to maturity                                                        3,092                --
  Net disbursements for loan originations and principal repayments          (64,137)            (34,742)
  Purchase of bank-owned life insurance                                        --               (10,000)
  Purchases of Federal Home Loan Bank stock                                    (435)             (1,162)
  Purchases of premises and equipment                                        (1,013)               (746)
                                                                          ---------           ---------
          Net cash used in investing activities                             (96,865)           (114,339)
                                                                          ---------           ---------
FINANCING ACTIVITIES
  Net increase in deposits                                                   94,660              94,156
  Proceeds from borrowings                                                    3,000              20,000
  Repayment of borrowings                                                      --               (20,000)
  Net increase in mortgagors' escrow funds                                    1,490                 573
  Purchases of treasury stock                                                (8,324)             (7,400)
  Proceeds from exercise of stock options                                       193                 101
  Payment of cash dividends on common stock                                  (2,177)             (1,940)
                                                                          ---------           ---------
          Net cash provided by financing activities                          88,842              85,490
                                                                          ---------           ---------

  Increase (decrease) in cash and cash equivalents                              432             (22,045)
  Cash and cash equivalents at beginning of period                           31,211              44,897
                                                                          ---------           ---------
  Cash and cash equivalents at end of period                              $  31,643           $  22,852
                                                                          =========           =========

SUPPLEMENTAL INFORMATION
Interest paid                                                             $  11,102           $   9,604
Income taxes paid                                                             2,270               4,122
Decrease in due to brokers for securities purchased                             (84)             (1,027)

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

      On January 6, 2003, Sound Federal Bancorp and the Mutual Holding Company completed its conversion to a fully public holding company structure. At that time, the Mutual Holding Company merged into Sound Federal Savings and Loan Association, and no longer exists. Sound Federal Bancorp was succeeded by a new Delaware corporation named Sound Federal Bancorp, Inc. (the "Holding Company"). Shares of common stock representing the ownership interest of the Mutual Holding Company were sold in a subscription offering and a community offering. Shares owned by public shareholders (shareholders other than the Mutual Holding Company) were converted into the right to receive new shares of Holding Company common stock determined pursuant to an exchange ratio. As part of these transactions, Sound Federal Savings and Loan Association changed its name to Sound Federal Savings (the "Bank"), which is now a wholly-owned subsidiary of the Holding Company. The Bank and the Holding Company are referred to herein as "the Company".

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

      Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                      Three Months Ended        Nine Months Ended
                                                         December 31,              December 31,
                                                 -------------------------    ---------------------
                                                     2004          2003          2004         2003
                                                 -----------    ----------    ----------    -------
                                                        (In thousands, except per share data)
Net income, as reported                          $     1,426    $    1,795    $    4,354    $ 5,162
Add stock award expense included in reported
   net income, net of related tax effects                181            17           542         61
Deduct stock award and stock option expense
    determined under the fair-value-based
    method, net of related tax effects                  (296)          (32)         (905)      (111)
                                                 -----------    ----------    ----------    -------
Pro forma net income                             $     1,311    $    1,780    $    3,991      5,112
                                                 ===========    ==========    ==========    =======

Earnings per share:

   Basic, as reported                            $      0.12    $     0.15    $     0.37    $  0.42
                                                 ===========    ==========    ==========    =======
   Basic, pro forma                              $      0.11    $     0.15    $     0.34    $  0.41
                                                 ===========    ==========    ==========    =======

   Diluted, as reported                          $      0.12    $     0.14    $     0.36    $  0.41
                                                 ===========    ==========    ==========    =======
   Diluted, pro forma                            $      0.11    $     0.14    $     0.33    $  0.40
                                                 ===========    ==========    ==========    =======

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of SFAS No. 123R includes the Company's Incentive Stock Benefit Plan (the "ISB Plan") which provides for stock awards and stock option grants. For stock awards under the ISB Plan, the grant-date fair value of the shares will be recognized as compensation expense on a straight-line basis over the applicable vesting period, which is the same accounting previously required under APB Opinion No.
25. For options granted under the ISB Plan, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25 which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. SFAS No. 123R did not change existing accounting principles applicable to employee stock ownership plans.

      SFAS No. 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005 (i.e., the quarter beginning July 1, 2005). The standard permits different transition methods. The Company expects to adopt SFAS No. 123R by recognizing compensation expense for (i) all new awards granted after July 1, 2005 and (ii) the portion of outstanding awards for which the requisite service had not been rendered as of July 1, 2005, based on the grant-date fair value of those awards calculated for purposes of SFAS No. 123 pro forma disclosures. The additional compensation cost for the Company's stock options outstanding at December 31, 2004 that is expected to be recognized during the first twelve months after adoption of SFAS No. 123R is approximately $557,000 before taxes.

4.    Earnings Per Share

      Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended December 31, 2004 were 11,558,608 and 11,815,966, respectively. For the quarter ended December 31, 2003, weighted average common shares used in calculating basic and diluted earnings per share were 12,219,933 and 12,552,442, respectively.

      For the nine months ended December 31, 2004, weighted average shares used in calculating basic and diluted earnings per share were 11,662,230 and 11,931,624, respectively. For the nine months ended December 31, 2003, the respective weighted average shares were 12,360,180 and 12,695,304.

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

      Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                      Three Months Ended               Nine Months Ended      Year Ended
                                          December 31,                   December 31,          March 31,
                                   ------------------------      -------------------------     ---------
                                      2004          2003            2004           2003           2004
                                   ------------------------      -------------------------     ---------
                                                       (In thousands)
Balance at beginning of period     $   2,862      $   2,562      $   2,712       $   2,442     $   2,442
Provision for loan losses                 75             75            225             200           275
Charge-offs                             --             --             --                (5)           (5)
                                   ------------------------      -------------------------     ---------
Balance at end of period           $   2,937      $   2,637      $   2,937       $   2,637     $   2,712
                                   ========================      =========================     =========

6.    Borrowings

      The Company had the following outstanding borrowings under securities repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB") at December 31, 2004:

       Maturity Date                       Coupon Rate          Borrowings
       -------------                       -----------          ----------
                                                (dollars in thousands)
January 2008(1)                                5.42%             $ 10,000
December 2008(1)                               4.72                 5,000
March 2005                                     4.22                 6,000
June 2005                                      2.47                 3,000
March 2006                                     2.27                 7,000
March 2007                                     2.65                 7,000
                                                                 --------
                                                                 $ 38,000
                                                                 ========
Weighted average interest rate                                      3.82%
Accrued interest payable                                            $ 171
(1) Callable quarterly

      The securities transferred to the FHLB subject to the repurchase agreements consist of U.S. Government and agency securities available for sale with a carrying value of $15.3 million and mortgage-backed securities available for sale with a carrying value of $21.0 million. Accrued interest receivable on the securities was $178,000 at December 31, 2004.

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

      The Company's other comprehensive income (loss) is summarized as follows:

                                                         Three Months Ended            Nine Months Ended
                                                             December 31,                 December 31,
                                                    -------------------------       ----------------------
                                                       2004         2003               2004         2003
                                                                     (In thousands)

Net unrealized holding gain (loss) arising during
    the period on securities available for sale     $    264     $  (1,843)           $  (3,256)   $(5,010)
Related deferred income tax effect                      (105)          650                1,285      1,935
                                                    ---------    ---------            ---------    -------
Other comprehensive income (loss)                   $    159     $  (1,193)           $  (1,971)   $(3,075)
                                                    =========    =========            =========    =======

      The Company's accumulated other comprehensive (loss) income, which is included in stockholders' equity, is summarized as follows:

                                                        December 31,  March 31,
                                                           2004         2004
                                                        ------------  ---------
                                                            (In thousands)
Net unrealized holding (loss) gain on
     securities available for sale                      $  (2,113)    $  1,143
Related deferred income taxes                                 844         (441)
                                                        ---------     --------
Accumulated other comprehensive (loss) income           $  (1,269)    $    702
                                                        =========     ========


8.    Postretirement Plans

      Pension Plans

      The Company maintains two non-contributory defined benefit pension plans that cover substantially all full-time employees who meet certain age and service requirements. Benefits are based on the employee's years of accredited service and average compensation for the three consecutive years that produce the highest average. The Company's funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. The Company expects to contribute $727,000 to the plans in fiscal 2005. Contributions of $577,000 were made during the nine months ended December 31, 2004.

      Plan assets are invested in the Guaranteed Deposit Account ("GDA") of the General Account at the Connecticut Life Insurance Company. The GDA is invested primarily in publicly-traded and privately-placed debt securities and mortgage loans. The GDA also invests in real estate and equity investments.

      The components of the net periodic expense for the plans were as follows:

                                       Three Months Ended      Nine Months Ended
                                           December 31,           December 31,
                                       ------------------      -----------------
                                        2004       2003        2004        2003
                                       -----      -----       -----       ------
                                                    (In thousands)
Service cost                           $  91      $  65       $ 273       $ 195
Interest cost                            160        147         480         441
Expected return on plan assets          (225)      (150)       (675)       (450)
Recognized net actuarial loss           --           15        --            45
Amortization of prior service cost
   and net transition obligations         28          3          84           9
                                       -----      -----       -----       -----
     Net periodic pension expense      $  54      $  80       $ 162       $ 240
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

      The components of the net periodic expense for the plan were as follows:

                                       Three Months Ended      Nine Months Ended
                                          December 31,           December 31,
                                       -----------------      ------------------
                                        2004        2003       2004        2003
                                       -----       -----      -----       ------
                                                (In thousands)
Service cost                           $  16       $   3      $  48       $   9
Interest cost                             24          12         72          36
Recognized net actuarial gain             (4)       --          (12)       --
Amortization of prior service cost        45          20        135          60
                                       -----       -----      -----       -----
     Net periodic expense              $  81       $  35      $ 243       $ 105
                                       =====       =====      =====       =====

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

Financial Condition

      Assets. The Company's total assets amounted to $984.4 million at December 31, 2004 as compared to $890.5 million at March 31, 2004. The $93.9 million increase in assets primarily consisted of a $63.5 million increase in net loans to $542.0 million and a $27.2 million increase in securities to $364.9 million. The increase in securities consisted of a $69.4 million increase in securities classified as held to maturity and a $42.2 million decrease in securities classified as available for sale. In June 2004, the Company began to classify substantially all securities purchases as held to maturity. This decision was based on the size of the portfolio classified as available for sale relative to interest-earning assets and stockholders' equity, the Company's liquidity position, which allows the Company to hold securities until maturity and an increase in market interest rates. As these factors change, the Company will evaluate the classification of future securities purchases.

      Liabilities. Total deposits were $803.0 million at December 31, 2004, an increase of $94.7 million as compared to $708.3 million at March 31, 2004. Certificates of deposit increased $80.0 million to $525.7 million from $445.7 million; savings and club accounts increased $3.4 million to $151.6 million from $148.2 million; and money market, NOW and commercial checking accounts increased $11.3 million to $125.7 million from $114.4 million. The increase in deposits is due primarily to deposit growth in the Stamford branch, which opened in September 2003, and the Brookfield branch, which opened in June 2004, as well as growth in existing branches as a result of marketing campaigns. Borrowings totaled $38.0 million at December 31, 2004 and $35.0 million at March 31, 2004.

      Stockholders' Equity. Total stockholders' equity decreased $5.9 million to $131.1 million at December 31, 2004 as compared to $137.1 million at March 31, 2004. The decrease reflects treasury stock purchases at a cost of $8.3 million, dividends paid of $2.2 million and a decrease of $2.0 million attributable to the change in accumulated other comprehensive income or loss, partially offset by net income of $4.4 million.

      The accumulated other comprehensive loss of $1.3 million at December 31, 2004 represents the after-tax net unrealized loss on securities available for sale ($2.1 million pre-tax). The Company invests primarily in mortgage-backed securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac, as well as U.S. Government and Agency securities. The unrealized losses at December 31, 2004 were caused by increases in market interest rates subsequent to purchase. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2004.

Comparison of Results of Operations for the Three Months Ended December 31, 2004 and 2003

      Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended December 31, 2004 and 2003. The table reflects the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities (derived by dividing the annualized interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets. No tax-equivalent yield adjustments were made, as the effect thereof was not material. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income. Interest on loans for the 2004 and 2003 periods includes amortization of net deferred loan origination costs of $136,000 and $270,000, respectively. Interest on mortgage-backed securities includes amortization of net purchase premiums of $245,000 and $196,000 for those same respective periods.

                                                             For the Three Months ended December 31,
                                         ----------------------------------------------------------------------------------------
                                                             2004                                        2003
                                         ----------------------------------------------------------------------------------------
                                           Average                                      Average
                                         Outstanding                        Average    Outstaning                       Average
                                           Balance         Interest        Yield/Rate    Balance        Interest       Yield/Rate
                                           -------         --------        ----------    -------        --------       ----------
                                                                    (Dollars in thousands)

Interest-earning assets:
Loans (1)                                 $534,924           7,482           5.55%      $452,145          6,641          5.83%
Mortgage-backed securities (2)             262,272           2,319           3.51%       259,632          2,439          3.73%
Other securities (2)                        95,115             782           3.26%        91,309            747          3.25%
Federal funds sold and other
overnight deposits (3)                      30,436             113           1.47%        28,430             46          0.64%
Other (4)                                    5,871              32           2.16%         5,516           --            0.00%
                                          ------------------------                      -----------------------
Total interest-earning assets              928,618          10,728           4.58%       837,032          9,873          4.68%
                                                          --------                                        -----
Non-interest earning assets                 45,253                                        33,602
                                          --------                                      --------
Total assets                              $973,871                                      $870,634
                                          ========                                      ========

Interest-bearing liabilities:
Savings and club accounts                 $152,068             205           0.53%      $143,754            193          0.53%
Money market accounts                       47,346              97           0.81%        43,184             83          0.76%
NOW accounts                                60,880              38           0.25%        57,258             34          0.24%
Certificates of deposit                    520,719           3,337           2.54%       427,819          2,488          2.31%
Borrowings                                  38,000             371           3.87%        41,459            381          3.65%
Mortgagors' escrow funds                     4,458               5           0.44%         3,739              7          0.74%
                                          ------------------------                      -----------------------
Total interest-bearing liabilities         823,471           4,053           1.95%       717,213          3,186          1.76%
                                                          --------                                        -----
Non-interest-bearing liabilities            21,316                                        17,913
                                          --------                                      --------
Total liabilities                          844,787                                       735,126
Stockholders' equity                       129,084                                       135,508
                                          --------                                      --------
Total liabilities and
stockholders' equity                      $973,871                                      $870,634
                                          ========                                      ========
Net interest income                                          6,675                                        6,687
                                                          ========                                        =====
Net interest rate spread (5)                                                 2.63%                                       2.92%
Net earning assets (6)                    $105,147                                      $119,819
                                          ========                                      ========
Net interest margin (7)                                                      2.85%                                       3.17%
Ratio of interest-earning assets
to interest-bearing liabilities               1.13x                                         1.17x

(1) Balances are net of the allowance for loan losses.

(2) Average outstanding balances are based on amortized cost. As a result, the average balances and yields do not include the effect of changes in fair value of securities available for sale.

(3) Other overnight deposits represent an interest-earning demand account at the Federal Home Loan Bank of New York.

(4) Consists primarily of Federal Home Loan Bank stock. The Federal Home Loan Bank suspended dividend payments in October 2003 and resumed paying quarterly dividends in January 2004.

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

                                        For the Three Months Ended December 31,
                                                    2004 vs. 2003
                                        ---------------------------------------
                                           Increase (Decrease)
                                                 Due to
                                        ----------------------  Total Increase
                                          Volume        Rate       (Decrease)
                                        -----------------------------------
                                                    (In thousands)

Interest-earning assets:

Loans                                    $  2,672     $ (1,831)    $   841
Mortgage-backed securities                    150         (270)       (120)
Other securities                               33            2          35
Federal funds and other overnight
  deposits                                      3           64          67
Other                                        --             32          32
                                         --------     --------     -------
Total interest-earning assets               2,858       (2,003)        855
                                         --------     --------     -------
Interest-bearing liabilities:
Savings and club accounts                      12         --            12
Money market accounts                           8            6          14
NOW accounts                                    2            2           4
Certificates of deposit                       582          267         849
Borrowings                                   (111)         101         (10)
Mortgage escrow funds                           6           (8)         (2)
                                         --------     --------     -------
Total interest-bearing liabilities            499          368         867
                                         --------     --------     -------
Net interest income                      $  2,359     $ (2,371)    $   (12)
                                         ========     ========     =======

      Net Income. Net income amounted to $1.4 million or diluted earnings per share of $0.12 for the quarter ended December 31, 2004, as compared to $1.8 million or diluted earnings per share of $0.14 for the quarter ended December 31, 2003, a decrease of 20.6% in net income. The decrease in net income for the quarter ended December 31, 2004 is primarily attributable to a $664,000 increase in non-interest expense, partially offset by a $177,000 decrease in income tax expense.

      Interest Income. Interest income increased $855,000 to $10.7 million for the quarter ended December 31, 2004, as compared to the same quarter in 2003. The increase reflects a $91.6 million increase in average interest-earning assets to $928.6 million during the quarter ended December 31, 2004 as compared to $837.0 million for the same quarter in the prior year, partially offset by a 10 basis point decrease in the average yield on interest-earning assets to 4.58%. The increase in the average balance of interest-earning assets was due primarily to an $82.8 million increase in net loans to $534.9 million and a $6.4 million increase in the average balance of total securities to $357.4 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The decrease in the average yield on interest-earning assets reflects the origination of loans at lower rates than the existing portfolio, the purchase of securities at lower rates than the existing portfolio and the downward repricing of adjustable-rate securities during recent periods of declining interest rates.

      Loans. Interest income on loans increased $841,000 or 12.7% to $7.5 million for the quarter ended December 31, 2004 as compared to $6.6 million for the same quarter in 2003. This increase is due to an $82.8 million increase in the average balance of loans to $534.9 million, partially offset by a 28 basis point decrease in the yield earned to 5.55%. Loans originated during the quarter ended December 31, 2004 amounted to $43.0 million. The decrease in the yield earned is primarily a result of loan originations during the first nine months of fiscal 2005 and during fiscal 2004 that were at rates lower than the average yield being earned on the loan portfolio during those periods. As market interest rates increase, the volume of loans originated may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities totaled $2.3 million for the quarter ended December 31, 2004, a decrease of $120,000 from the same quarter in 2003. This decrease is due to a 22 basis decrease in the average yield to 3.51%, partially offset by a $2.6 million increase in the average balance of mortgage-backed securities to $262.3 million during the current quarter.

      Interest on other securities increased $35,000 to $782,000 for the quarter ended December 31, 2004, as compared to $747,000 for the same quarter in 2003. The increase is due to a $3.8 million increase in the average balance of other securities to $95.1 million and a 1 basis point increase in the average yield to 3.26%.

      Federal Funds Sold and Other Overnight Deposits. For the quarter ended December 31, 2004, interest on Federal funds sold and other overnight deposits increased $67,000 to $113,000, reflecting a $2.0 million increase in the average balance to $30.4 million and an 83 basis point increase in the average yield to 1.47%.

      Other Earning Assets. Other earning assets consist primarily of FHLB of New York common stock. Dividends on FHLB of New York common stock amounted to $32,000 for quarter ended December 31, 2004. There was no dividend income in the quarter ended December 31, 2003, as the FHLB of New York suspended dividend payments in October 2003. Quarterly dividend payments were resumed in January 2004.

      Interest Expense. Interest expense for the quarter ended December 31, 2004 increased $867,000 to $4.1 million, as compared to $3.2 million for the quarter ended December 31, 2003. The average balance of interest-bearing liabilities increased $106.3 million to $823.5 million for the quarter ended December 31, 2004 from $717.2 million for the same quarter in the prior year, while the average cost of these liabilities increased 19 basis points to 1.95%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the Stamford branch, which opened in September 2003, and the Brookfield branch, which opened in June 2004, as well as growth in the existing branches. The increase in the average cost of liabilities is a result of increasing short-term market interest rates and an increase in certificates of deposit accounts as a percentage of total deposits. The average balance of certificates of deposit represented 63.2% of the average balance of total interest-bearing liabilities for the quarter ended December 31, 2004, as compared to 59.7% for the quarter ended December 31, 2003. Certificates of deposit are generally offered at higher rates than savings accounts and we have used these accounts to attract customers to the new branches.

      Interest expense on certificates of deposit amounted to $3.3 million for the current quarter as compared to $2.5 million for the same quarter in 2003. The increase is due primarily to a $92.9 million increase in the average balance to $520.7 million from $427.8 million for the same quarter last year, while the average cost of certificates of deposit increased 23 basis points to 2.54%.

      Interest on savings accounts amounted to $205,000 for the current quarter as compared to $193,000 for the quarter ended December 31, 2003. This increase is the result of an $8.3 million increase in the average balance of savings accounts to $152.1 million for the quarter ended December 31, 2004 as compared to $143.8 million for the same quarter in 2003, while the average cost of savings accounts remained unchanged at 0.53%.

      Interest expense on NOW and money market accounts amounted to $135,000 for quarter ended December 31, 2004 as compared to $117,000 for the same quarter in the prior year. The average cost increased 3 basis points to 0.49% and the average balance of these accounts increased $7.8 million to $108.2 million.

      For the quarter ended December 31, 2004, interest expense on borrowings amounted to $371,000 as compared to $381,000 for the same quarter in 2003. The average balance of borrowings for the current quarter was $38.0 million and the average cost was 3.87%, an increase of 22 basis points from the same quarter last year.

      Net Interest Income. Net interest income for the quarter ended December 31, 2004 remained relatively unchanged at $6.7 million as compared to the same quarter in the prior year. The net interest rate spread was 2.63% and 2.92% for the quarters ended December 31, 2004 and 2003, respectively. The net interest margin for those periods was 2.85% and 3.17%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained near 40-year lows. During the current quarter, the Federal Reserve raised the Federal funds rate by 50 basis points to 2.25%. However, long term rates have remained substantially unchanged, resulting in a flattening yield curve. As short-term interest rates rise, the cost of our interest-bearing liabilities will increase faster than the yield on interest-earning assets which are affected by longer-term interest rates. As a result, our net interest rate spread and net interest margin may decrease. The decrease in net interest rate spread and net interest margin was also a result of the decrease in the ratio of interest-earning assets to interest-bearing liabilities to 1.13x for the quarter ended December 31, 2004 from 1.17x for the same quarter in 2003, reflecting treasury stock purchases and an investment in bank-owned life insurance ("BOLI").

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

      Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 86.4% of total loans at December 31, 2004, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

      The provision for loan losses was $75,000 for the quarters ended December 31, 2004 and 2003. Non-performing loans amounted to $734,000 or 0.14% of total loans at December 31, 2004, as compared to $1.3 million or 0.28% of total loans at December 31, 2003. The allowance for loan losses amounted to $2.9 million and $2.7 million at December 31, 2004 and March 31, 2004, respectively. There were no charge-offs or recoveries in the quarters ended December 31, 2004 and 2003. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth.

      Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, fees earned on the sale of investment products, late charges on loans, various other service fees and changes in the cash surrender value of the BOLI. Service charges and fees totaled $244,000 and $252,000 for the quarters ended December 31, 2004 and 2003, respectively. The increase in the cash surrender value of the BOLI amounted to $121,000 for the quarter ended December 31, 2004.

      Non-Interest Expense. Non-interest expense totaled $4.6 million for the quarter ended December 31, 2004 as compared to $3.9 million for the quarter ended December 31, 2003. This increase is due to increases of $431,000 in compensation and benefits, $120,000 in occupancy and equipment expense, and $161,000 in other non-interest expense, partially offset by a $42,000 decrease in advertising and promotion expense.

      The increase in compensation and benefits expense is due primarily to a $260,000 increase in expense related to stock awards made pursuant to the Company's 2004 Stock Incentive Plan and a $116,000 increase in compensation costs due primarily to additional staff to support the growth in the Company's lending operations and the addition of the Brookfield branch, which opened in June 2004. At December 31, 2004, we had 124 full-time equivalent employees as compared to 119 at December 31, 2003. The adoption of SFAS No. 123R will result in additional compensation costs beginning in the second quarter of fiscal 2006. See Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 for a discussion of SFAS No. 123R, which will result in a change in the Company's accounting for stock options beginning July 1, 2005.

      Other non-interest expense for the current quarter includes $135,000 of costs related to the Company's implementation of the internal control reporting provisions of Section 404 of the Sarbanes-Oxley Act of 2002. There were no comparable costs in the prior year.

      Income Taxes. Income tax expense amounted to $956,000 and $1.1 million for the quarters ended December 31, 2004 and 2003, respectively. The effective tax rates for those same periods were 40.1% and 38.7%, respectively.

      In January 2005, the Governor of the State of New York proposed legislation that would eliminate the dividends received deduction with respect to dividends received from certain subsidiary real estate investment trusts. This proposed change in the state tax law would be effective as of January 1, 2005. Elimination of the deduction would result in an increase in the Company's effective tax rate.

Comparison of Results of Operations for the Nine Months Ended December 31, 2004 and 2003

      Average Balance Sheets. The following table sets forth average balance sheets, annualized average yields and costs, and certain other information for the nine months ended December 31, 2004 and 2003. This information was prepared on the same basis as the average balance sheets for the quarterly period. See "Comparison of Results of Operations for the Three Months Ended December 31, 2004 and 2003". Interest on loans for the 2004 and 2003 periods includes amortization of net deferred loan origination costs of $412,000 and $753,000, respectively. Interest on mortgage-backed securities includes amortization of net purchase premiums of $742,000 and $609,000 for those same respective periods.

                                                           For the Nine Months ended December 31,
                                     -------------------------------------------------------------------------------------
                                                      2004                                        2003
                                     -------------------------------------------------------------------------------------
                                       Average                                      Average
                                     Outstanding                   Average         Outstaning                    Average
                                       Balance      Interest      Yield/Rate         Balance     Interest       Yield/Rate
                                       -------      --------      ----------         -------     --------       ----------
                                                                     (Dollars in thousands)
Interest-earning assets:
Loans (1)                              $ 511,669      21,733        5.64%            $ 434,003     19,900         6.09%
Mortgage-backed securities (2)           258,305       6,753        3.47%              239,159      6,725         3.73%
Other securities (2)                      90,827       2,164        3.16%               86,227      1,968         3.03%
Federal funds sold and other
overnight deposits (3)                    30,991         245        1.05%               35,271        220         0.83%
Other (4)                                  5,824          87        1.98%                5,507        123         2.96%
                                       ---------------------                         --------------------
Total interest-earning assets            897,616      30,982        4.58%              800,167     28,936         4.80%
                                                      ------                                       ------
Non-interest earning assets               43,960                                        32,233
                                       ---------                                     ---------
Total assets                           $ 941,576                                     $ 832,400
                                       =========                                     =========
Interest-bearing liabilities:

Savings and club accounts              $ 151,278         596        0.52%            $ 142,757        697         0.65%
Money market accounts                     46,717         275        0.78%               42,177        292         0.92%
NOW accounts                              58,783         110        0.25%               53,031        139         0.35%
Certificates of deposit                  493,267       9,021        2.43%              395,685      7,214         2.42%
Borrowings                                37,029       1,126        4.04%               39,473      1,130         3.80%
Mortgagors' escrow funds                   4,299          15        0.46%                3,883         42         1.44%
                                       ---------------------                         --------------------
Total interest-bearing liabilities       791,373      11,143        1.87%              677,006      9,514         1.87%
                                                      ------                                       ------
Non-interest-bearing liabilities          21,069                                        17,653
                                       ---------                                     ---------
Total liabilities                        812,442                                       694,659
Stockholders' equity                     129,134                                       137,741
                                       ---------                                     ---------
Total liabilities and
stockholders' equity                   $ 941,576                                     $ 832,400
                                       =========                                     =========
Net interest income                                   19,839                                       19,422
                                                      ======                                       ======
Net interest rate spread (5)                                        2.71%                                         2.93%
Net earning assets (6)                 $ 106,243                                     $ 123,161
                                       =========                                     =========
Net interest margin (7)                                             2.93%                                         3.22%
Ratio of interest-earning assets
to interest-bearing liabilities             1.13x                                         1.18x

(1) Balances are net of the allowance for loan losses.

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

      Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities. This information was prepared on the same basis as the rate/volume analysis for the quarterly period. See "Comparison of Results of Operations for the Three Months Ended December 31, 2004 and 2003".

                                         For the Nine Months Ended December 31,
                                                      2004 vs. 2003
                                         --------------------------------------
                                           Increase (Decrease)
                                                 Due to              Total
                                         --------------------       Increase
                                         Volume          Rate      (Decrease)
                                         ------------------------------------
                                                   (In thousands)
Interest-earning assets:
Loans                                    $ 4,062       (2,229)      $ 1,833
Mortgage-backed securities                   680         (652)           28
Other securities                             109           87           196
Federal funds and other overnight
  deposits                                   (41)          66            25
Other                                         10          (46)          (36)
                                         -------       ------       -------
Total interest-earning assets              4,820       (2,774)        2,046
                                         -------       ------       -------
Interest-bearing liabilities:

Savings and club accounts                     62         (163)         (101)
Money market accounts                         42          (59)          (17)
NOW accounts                                  21          (50)          (29)
Certificates of deposit                    1,777           30         1,807
Borrowings                                   (96)          92            (4)
Mortgage escrow funds                          7          (34)          (27)
                                         -------       ------       -------
Total interest-bearing liabilities         1,813         (184)        1,629
                                         -------       ------       -------
Net interest income                      $ 3,007       (2,590)      $   417
                                         =======       ======       =======

      Net Income. Net income amounted to $4.4 million or diluted earnings per share of $0.36 for the nine months ended December 31, 2004, as compared to $5.2 million or diluted earnings per share of $0.41 for the nine months ended December 31, 2003, a decrease of 15.7% in net income. The decrease in net income for the nine months ended December 31, 2004 reflects an increase of $1.9 million in non-interest expense, partially offset by an increase of $417,000 in net interest income and a decrease of $446,000 in income tax expense.

      Interest Income. Interest income increased $2.1 million to $31.0 million for the nine months ended December 31, 2004, as compared to $28.9 million for the same period in 2003. The increase reflects a $97.4 million increase in average interest-earning assets to $897.6 million during the nine months ended December 31, 2004 as compared to $800.2 million for the same period in the prior year, partially offset by a 22 basis point decrease in the average yield on interest-earning assets to 4.58%. The increase in the average balance of interest-earning assets was due primarily to a $77.7 million increase in net loans to $511.7 million and a $23.7 million increase in the average balance of total securities to $349.1 million, partially offset by a $4.3 million decrease in average Federal funds sold and other overnight deposits to $31.0 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The decrease in the average yield on interest-earning assets reflects the origination of loans at lower rates than the existing portfolio, the purchase of securities at lower rates than the existing portfolio and the downward repricing of adjustable-rate securities during recent periods of low market interest rates.

      Loans. Interest income on loans increased $1.8 million or 9.2% to $21.7 million for the nine months ended December 31, 2004 as compared to $19.9 million for the same period in 2003. This increase is due to a $77.7 million increase in the average balance of loans to $511.7 million, partially offset by a 45 basis point decrease in the yield earned to 5.64%.

      We originated $163.0 million of new loans during the nine months ended December 31, 2004. These loans were originated at rates lower than the average yield being earned on the existing loan portfolio. As a result, the decline in average yield earned on the loan portfolio continued during the nine months ended December 31, 2004. The yield on the loan portfolio may decrease further until interest rates on loan products begin to rise. However, as these interest rates increase, the volume of loans originated may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities increased $28,000 to $6.8 million for the nine months ended December 31, 2004, as compared to $6.7 million for the same period in 2003. The average balance of mortgage-backed securities increased $19.1 million to $258.3 million during the nine months ended December 31, 2004, partially offset by a decrease of 26 basis points in the average yield to 3.47%. The increase in the average balance of mortgage-backed securities is primarily a result of investing funds from deposit growth. The decrease in the average yield is a result of the downward repricing of adjustable rate mortgage-backed securities and new purchases of mortgage-backed securities that are at lower rates than the existing portfolio.

      Interest on other securities increased $196,000 to $2.2 million for the nine months ended December 31, 2004, as compared to $2.0 million for the same period in 2003. The increase is due to a 13 basis point increase in the average yield to 3.16% and a $4.6 million increase in the average balance of other securities to $90.8 million.

      Federal Funds Sold and Other Overnight Deposits. For the nine months ended December 31, 2004, interest on Federal funds sold and other overnight deposits increased $25,000 to $245,000, reflecting a 22 basis point increase in the average yield earned to 1.05%, partially offset by a $4.3 million decrease in the average balance to $31.0 million.

      Other Earning Assets. The Company had an investment of $5.7 million in FHLB of New York common stock at December 31, 2004. The FHLB of New York suspended the October 2003 dividend payment on this stock. The FHLB announced in January 2004 that it was resuming a quarterly dividend but for amounts less than the amounts previously paid. Dividends on FHLB of New York common stock amounted to $82,000 for nine months ended December 31, 2004 as compared to $121,000 for the same period in 2003.

      Interest Expense. Interest expense for the nine months ended December 31, 2004 increased $1.6 million to $11.1 million as compared to $9.5 million for the same period in 2003. The average balance of interest-bearing liabilities increased $114.4 million to $791.4 million for the nine months ended December 31, 2004 from $677.0 million for the same period in the prior year, while the average cost of these liabilities remained unchanged at 1.87%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the Stamford branch, which opened in September 2003, and the Brookfield branch, which opened in June 2004, as well as growth in the existing branches.

      Interest expense on certificates of deposit amounted to $9.0 million for the current period as compared to $7.2 million for the same period in 2003. The increase is due primarily to a $97.6 million increase in the average balance of time deposits to $493.3 million from $395.7 million for the same period last year, and a 1 basis point increase in the average cost to 2.43%. The increase in the average balance includes growth in the Bank's new branch offices as well as in existing branches.

      Interest on savings accounts amounted to $596,000 for the current period as compared to $697,000 for the nine months ended December 31, 2003. This decrease is the result of a 13 basis point decrease in the average cost of savings accounts to 0.52% offset partially by an $8.5 million increase in the average balance of savings accounts to $151.3 million for the nine months ended December 31, 2004 as compared to $142.8 million for the same period in 2003.

      Interest expense on NOW and money market accounts amounted to $385,000 for the nine months ended December 31, 2004 as compared to $431,000 for the same period in the prior year. The average cost decreased 12 basis points to 0.48% and the average balance of these accounts increased $10.3 million to $105.5 million.

      For the nine months ended December 31, 2004 and 2003, interest expense on borrowings amounted to $1.1 million. The average balance of borrowings for the nine months ended December 31, 2004 was $37.0 million and the average cost increased 24 basis points to 4.04% as compared to the same period in 2003.

      Net Interest Income. Net interest income for the nine months ended December 31, 2004 amounted to $19.8 million, a $417,000 increase from the same period in the prior year. The interest rate spread was 2.71% and 2.93% for the nine months ended December 31, 2004 and 2003, respectively. The net interest margin for those periods was 2.93% and 3.22%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained near 40-year lows. As interest rates rise, the cost of our interest-bearing liabilities will increase faster than the yield on interest-earning assets. As a result, our net interest rate spread and net interest margin may decrease. The decrease in interest rate spread and net interest margin was also a result of the decrease in the ratio of interest-earning assets to interest-bearing liabilities to 1.13x for the nine months ended December 31, 2004 from 1.18x for the same period in 2003, reflecting treasury stock purchases and an investment in BOLI.

      Provision for Loan Losses. The provision for loan losses was $225,000 and $200,000 for the nine months ended December 31, 2004 and 2003, respectively. Non-performing loans amounted to $734,000 or 0.14% of total loans at December 31, 2004, as compared to $1.3 million or 0.28% of total loans at December 31, 2003. The allowance for loan losses amounted to $2.9 million and $2.7 million at December 31, 2004 and March 31, 2004, respectively. There were no charge-offs or recoveries for the nine months ended December 31, 2004. Charge-offs amounted to $5,000 for the nine months ended December 31, 2003. There were no recoveries for this period. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth.

      Non-Interest Income. Service charges and fees totaled $740,000 and $765,000 for the nine months ended December 31, 2004 and 2003, respectively. The increase in the cash surrender value of the BOLI amounted to $287,000 for the nine months ended December 31, 2004.

      Non-Interest Expense. Non-interest expense totaled $13.5 million for the nine months ended December 31, 2004 as compared to $11.6 million for the nine months ended December 31, 2003. This increase is due primarily to increases of $1.3 million in compensation and benefits, $268,000 in occupancy and equipment expense, $127,000 in data processing service fees, and $326,000 in other non-interest expense, partially offset by a decrease of $103,000 in advertising and promotion expense.

      The increase in compensation and benefits expense for the nine month period is due primarily to a $779,000 increase in expense related to stock awards and a $431,000 increase in compensation costs.

      The increase in occupancy and equipment expense is primarily due to the addition of the Stamford and Brookfield branches, which opened in September 2003 and June 2004, respectively. The decrease in advertising and promotion expense is primarily due to the timing of the marketing campaigns for the new branch locations.

      Other non-interest expense for the nine months ended December 31, 2004 includes $270,000 of costs related to the Company's implementation of the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. There were no comparable costs in the same period a year ago.

      Income Taxes. Income tax expense amounted to $2.8 million and $3.3 million for the nine months ended December 31, 2004 and 2003, respectively. The effective tax rates for those same periods were 39.2% and 38.7%, respectively.

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

      The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, mortgage-backed securities and collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. During the nine months ended December 31, 2004, the Company originated loans totaling $163.0 million and purchased $99.6 million of securities. These disbursements were funded by $68.4 million in principal payments, maturities and calls of securities and $99.8 million in loan principal repayments. During the year ended March 31, 2004, the Company originated $186.7 million of loans and purchased $198.7 million of securities.

      Liquidity management for the Company is both a daily and long-term process which is part of the Company's overall management strategy. Excess funds are generally invested in short-term investments such as Federal funds and certificates of deposit. In the event that the Bank should require additional sources of funds, it could borrow from the FHLB under an available line of credit.

      At December 31, 2004, the Company had outstanding loan commitments of $73.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits scheduled to mature in one year or less from December 31, 2004, totaled $242.6 million. Management believes that a significant portion of such deposits will remain with the Company.

      The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At December 31, 2004, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

      The following table sets forth the capital position of the Bank as of December 31, 2004 and March 31, 2004. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by the Holding Company.

                                                                           OTS Requirements
                                                      -------------------------------------------------------
                                                                                          Classification as
                                 Bank Actual           Minimum Capital Adequacy            Well Capitalized
                        -------------------------     --------------------------        ---------------------
                           Amount           Ratio       Amount             Ratio          Amount        Ratio
                        -------------------------     --------------------------        ---------------------
                                                      (Dollars in thousands)
December 31, 2004
-----------------
Tangible capital        $  100,340          10.4%     $    14,509           1.5%
Tier I (core) capital      100,340          10.4           38,693           4.0         $ 48,365        5.0%
Risk-based capital:
     Tier I                100,340          23.5           17,091           4.0           25,637         6.0
     Total                 103,277          24.2           34,182           8.0           42,728        10.0

March 31, 2004
--------------
Tangible capital        $   95,143          10.9%     $    13,071           1.5%
Tier I (core) capital       95,143          10.9           34,858           4.0         $ 43,571        5.0%
Risk-based capital:
     Tier I                 95,143          24.3           15,689           4.0           23,533         6.0
     Total                  97,855          25.0           31,377           8.0           39,221        10.0

Accounting Standards

      See Note 3 of the Notes to Unaudited  Consolidated Financial Statements in
Item 1 for a discussion of SFAS No. 123R, which will result in a change in the Company's accounting for stock options beginning July 1, 2005.

      On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). The delay in the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-1 remains effective. The FASB also issued a proposal, Staff Position No. EITF Issue 03-1-a, to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. Subsequently, the FASB announced that it would begin a full reconsideration of authoritative literature relating to other-than-temporary impairment of securities. The impact of this reconsideration on the Company's financial condition and results of operations cannot be predicted at the present time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At December 31, 2004, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

      During the nine months ended December 31, 2004, there were no significant changes in the Company's assessment of market risk.

Item 4. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of December 31, 2004 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Information regarding Company purchases of its equity securities (common stock) during the three months ended December 31, 2004 is summarized below:

                                                                       Total number of
                                                                      shares purchased       Maximum number of
                                                                      under a publicly      shares that may yet
                           Total number of    Average price paid    announced repurchase    be purchased under
                          shares purchased        per share               plan (1)          repurchase plan (1)
                          ----------------    ------------------    --------------------    -------------------
October 1-October 31             --                 --                      --                   658,844
November 1-November 30           --                 --                      --                   658,844
December 1-December 31           --                 --                      --                   658,844

(1) On June 11, 2004, the Company announced a program to repurchase up to 658,844 shares of its common stock. This program has no expiration date. There were no purchases under this program through December 31, 2004.

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

                                         Sound Federal Bancorp, Inc.
                                         ---------------------------
                                         (Registrant)

                                     By: /s/ Anthony J. Fabiano
                                         ----------------------
                                         Anthony J. Fabiano
                                         Duly Authorized and Chief Financial and
                                         Accounting Officer

February 8, 2005