Form 10-K
SOUND FEDERAL BANCORP INC
filed 2005-06-13
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2005

                                       OR

      [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________to________________

                        Commission File Number: 000-24811

                           SOUND FEDERAL BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                         22-3887679
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

1311 Mamaroneck Avenue, White Plains, New York                   10605
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

YES [X]    NO [_]

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

YES [X]    NO [_]

As of September 30, 2004, there were issued and outstanding 12,577,841 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of September 30, 2004 ($14.71) was $149,799,712.

The number of shares of the registrant's common stock outstanding as of June 6, 2005 was 12,298,206 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2005 (Parts II and IV).

2.    Proxy Statement for the 2005 Annual Meeting of Stockholders (Parts I and
      III).

                                     PART I

ITEM 1. BUSINESS

General

      Sound Federal Bancorp, Inc. Sound Federal Bancorp, Inc. is a Delaware corporation which was organized in 2002 and is the successor to Sound Federal Bancorp, a federal corporation. In January 2003, Sound Federal Bancorp, Inc. became the holding company parent of Sound Federal Savings following the completion of the "second step" mutual-to-stock conversion of Sound Federal Bancorp, MHC. References to the Company include both Sound Federal Bancorp, Inc. and Sound Federal Bancorp. The principal asset of the Company is its investment in Sound Federal Savings (the "Bank"). At March 31, 2005, the Company had total consolidated assets of $1.0 billion, total deposits of $831.8 million, total stockholders' equity of $127.2 million and 12,377,206 shares outstanding.

      Sound Federal Savings. The Bank is a federally chartered savings association headquartered in White Plains, New York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was organized as a New York chartered savings bank in 1891 and became a federally chartered savings association in 1934. In October 1998, the Bank reorganized into the mutual holding company form of organization. At March 31, 2005, the Bank operated from 14 locations in New York and Connecticut.

      The Company's principal executive office is located at 1311 Mamaroneck Avenue, White Plains, New York 10605, and its telephone number at that address is (914) 761-3636.

      The Company's Form 10-K and Annual Report are available on the Company's website at www.soundfed.com.

Market Area

      The Bank is a community-oriented financial institution that offers a variety of financial products and services from its main office and branch offices. The Bank's primary lending areas are the New York counties of Westchester, Putnam and Rockland, and Fairfield County, Connecticut. Most of the Bank's deposit customers are residents of Westchester County. The Bank also obtains deposits from persons in Rockland County and Putnam County in New York and Fairfield County, Connecticut. The Bank's market area consists of middle income and upper income communities. The local economy is not dependent upon any single employer, but rather is affected by the general economy of the New York City metropolitan area.

Lending Activities

      Historically, the Bank's principal lending activity has been the origination of fixed-rate first mortgage loans for the purchase or refinancing of one-to-four family residential real property. In fiscal 2002, the Bank began to originate adjustable-rate mortgage loans with fixed-rates for initial terms of three, five, seven and ten years. After the initial terms, the interest rate on these loans adjust annually. Until fiscal year 2005, the Bank retained all loans that it originated. During fiscal 2005, the Bank sold one-to-four family mortgage loans with principal balances of $1.1 million. One-to-four family residential mortgage loans represented $441.7 million, or 78.6%, of the Bank's loan portfolio at March 31, 2005. Home equity lines of credit represented $42.1 million, or 7.5%, of the Bank's loan portfolio at March 31, 2005. The Bank also offers multi-family mortgage loans, commercial mortgage loans and construction loans. At March 31, 2005, multi-family mortgage loans totaled $9.8 million, or 1.7% of the loan portfolio, commercial mortgage loans totaled $45.6 million, or 8.2% of the loan portfolio, construction loans totaled $17.4 million, or 3.1% of the loan portfolio, consumer loans totaled $2.2 million, or 0.4% of the loan portfolio and commercial loans amounted to $2.9 million, or 0.5% of the loan portfolio.

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                       At March 31,
                        -----------------------------------------------------------------------------------------------------------
                               2005                   2004                  2003                   2002                 2001
                        ------------------     ------------------     -----------------     ------------------    -----------------
                        Amount     Percent     Amount     Percent     Amount    Percent     Amount     Percent    Amount    Percent
                        ------     -------     ------     -------     ------    -------     ------     -------    ------    -------
                                                                  (Dollars in thousands)
Mortgage Loans:
  One-to-four family   $441,655     78.6%     $375,714     78.3%     $343,608     80.2%    $334,683     79.7%    $221,617     75.1%
  Home equity lines
    of credit            42,052      7.5        35,185      7.3        44,364     10.4       47,889     11.4       47,315     16.0
  Multi-family            9,807      1.7         8,472      1.8         7,118      1.7        8,347      2.0        3,959      1.3
  Commercial             45,645      8.2        43,153      9.0        27,866      6.5       23,701      5.6       16,771      5.7
  Construction           17,416      3.1        13,723      2.9         4,117      0.9        3,733      0.9        3,659      1.2
                       --------    -----      --------    -----      --------    -----     --------    -----     --------    -----
Total mortgage loans    556,575     99.1       476,247     99.3       427,073     99.7      418,353     99.6      293,321     99.3

Consumer loans            2,168      0.4         2,598      0.5         1,551      0.3        1,469      0.4        1,900      0.7
Commercial loans          2,932      0.5           798      0.2            --       --           --       --           --       --
                       --------    -----      --------    -----      --------    -----     --------    -----     --------    -----

  Total loans           561,675    100.0%      479,643    100.0%      428,624    100.0%     419,822    100.0%     295,221    100.0%
                                   =====                  =====                  =====                 =====                 =====

Deferred loan
  origination
  costs, net              2,087                  1,524                  1,502                   767                   633
Allowance for
  loan losses            (3,011)                (2,712)                (2,442)               (2,221)               (2,047)
                       --------               --------               --------              --------              --------
  Total loans, net     $560,751               $478,455               $427,684              $418,368              $293,807
                       ========               ========               ========              ========              ========

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                       At March 31,
                        -----------------------------------------------------------------------------------------------------------
                               2005                   2004                  2003                   2002                 2001
                        ------------------     ------------------     -----------------     ------------------    -----------------
                        Amount     Percent     Amount     Percent     Amount    Percent     Amount     Percent    Amount    Percent
                        ------     -------     ------     -------     ------    -------     ------     -------    ------    -------
                                                                  (Dollars in thousands)
Fixed rate loans
Mortgage loans:
  One-to-four family   $252,140     44.9%     $251,916     52.5%     $259,870     60.7%    $272,203     64.8%    $215,202     72.9%
  Home equity lines
    of credit            20,260      3.6        30,922      6.4        44,229     10.3       47,724     11.4       46,908     15.9
  Multi-family            9,727      1.7         8,472      1.8         7,118      1.7        8,347      2.0        3,959      1.3
  Commercial             44,764      8.0        41,086      8.6        27,109      6.3       23,296      5.6       16,771      5.7
  Construction           17,416      3.1        13,723      2.9         4,117      0.9        3,733      0.9        3,659      1.2
                       --------    -----      --------    -----      --------    -----     --------    -----     --------    -----
Total fixed-rate
  mortgage loans        344,307     61.3       346,119     72.2       342,443     79.9      355,303     84.7      286,499     97.0
Consumer loans            2,168      0.4         2,598      0.5         1,551      0.4        1,469      0.3        1,900      0.7
Commercial loans          2,663      0.5           798      0.2            --       --           --       --           --       --
                       --------    -----      --------    -----      --------    -----     --------    -----     --------    -----
  Total fixed
    rate loans          349,138     62.2       349,515     72.9       343,994     80.3      356,772     85.0      288,399     97.7
                       --------    -----      --------    -----      --------    -----     --------    -----     --------    -----

Adjustable rate
  loans
Mortgage loans:
  One-to-four
    family (1)          189,515     33.7       123,798     25.8        83,738     19.5       62,480     14.9        6,415      2.2
  Home equity lines
    of credit            21,792      3.9         4,263      0.9           135       --          165       --          407      0.1
  Multi-family               80       --            --       --            --       --           --       --           --       --
  Commercial                881      0.2         2,067      0.4           757      0.2          405      0.1           --       --
                       --------    -----      --------    -----      --------    -----     --------    -----     --------    -----
    Total adjustable
      rate mortgage     212,268     37.8       130,128     27.1        84,630     19.7       63,050     15.0        6,822      2.3
Commercial loans            269       --            --       --            --       --           --       --           --       --
                       --------    -----      --------    -----      --------    -----     --------    -----     --------    -----
    Total adjustable
      rate loans        212,537     37.8       130,128     27.1        84,630     19.7       63,050     15.0        6,822      2.3
                       --------    -----      --------    -----      --------    -----     --------    -----     --------    -----


                                   -----                  -----                  -----                 -----                 -----
   Total loans          561,675    100.0%      479,643    100.0%      428,624    100.0%     419,822    100.0%     295,221    100.0%
                                   =====                  =====                  =====                 =====                 =====

Deferred loan
  origination
  costs, net              2,087                  1,524                  1,502                   767                   633
Allowance for
  loan losses            (3,011)                (2,712)                (2,442)               (2,221)               (2,047)
                       --------               --------               --------              --------              --------
  Total loans, net     $560,751               $478,455               $427,684              $418,368              $293,807
                       ========               ========               ========              ========              ========

----------
(1) These loans have fixed rates for initial terms of three, five, seven and ten years and then subsequent one year rate adjustment periods.

      Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at March 31, 2005. Loans with adjustable or renegotiable interest rates are shown as maturing in the period of the next regularly scheduled interest rate adjustment. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                                              Multi-family,
                             One-to-Four            Commercial                                Consumer and
                             Family (1)              Mortgages          Construction           Commercial               Total
                         -------------------    ------------------   ------------------    ------------------    -------------------
                                    Weighted              Weighted             Weighted              Weighted               Weighted
                                     Average               Average              Average               Average                Average
                          Amount      Rate       Amount     Rate      Amount     Rate       Amount     Rate       Amount      Rate
                         --------   --------    --------  --------   --------  --------    --------  --------    --------   --------
                                                                    (Dollars in Thousands)
Due During the Years
Ending March 31,
2006 (2)                 $ 25,140     5.67%     $ 1,473     6.24%    $17,066     6.10%     $ 1,709     6.56%     $ 45,388     5.88%
2007                       18,621     4.77            5     7.00         350     6.14          207     8.90        19,183     4.84
2008                       29,755     4.69           26     9.75          --       --          213     8.16        29,994     4.72
2009 to 2011               90,557     5.04        1,014     6.12          --       --           65     7.60        91,636     5.05
2012 to 2015               84,027     5.45        4,427     7.17          --       --        3,257     6.13        91,711     5.56
2016 to 2020              123,473     5.33       12,435     6.96          --       --        1,307     6.04       137,215     5.48
2021 and following        112,134     6.52       26,265     6.82          --       --        8,149     7.30       146,548     6.61
                         --------               -------              -------               -------               --------
     Total               $483,707     5.53%     $45,645     6.86%    $17,416     6.10%     $14,907     6.88%     $561,675     5.69%
                         ========               =======              =======               =======               ========

(1)   Includes home equity lines of credit

(2)   Includes demand loans having no stated maturity

      The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at March 31, 2005 that are contractually due after March 31, 2006.

                                           Fixed        Adjustable        Total
                                          --------      ----------      --------
                                                      (In Thousands)
One-to-four family                        $271,686       $186,881       $458,567
Commercial mortgages                        44,172             --         44,172
Construction                                   350             --            350
Multi-family, consumer
  and commercial                            13,198             --         13,198
                                          --------       --------       --------
  Total                                   $329,406       $186,881       $516,287
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

      The Bank originates fixed-rate loans, and also offers adjustable-rate mortgage loans with a fixed rate for initial terms of three, five, seven and ten years and then subsequent one year rate adjustment periods. The ten year loan is also offered as an interest-only loan during the initial ten year period. At March 31, 2005, 57.1% of the Bank's one-to-four family residential loans were fixed-rate loans, compared to 67.1% at March 31, 2004. The interest rate on adjustable-rate mortgage loans is indexed to the one year constant maturity Treasury bill. The Bank's adjustable-rate mortgage loans currently provide for maximum rate adjustments of 2.00% per year and 5.00% over the term of the loan. The Bank does not offer adjustable-rate mortgage loans with initial interest rates that are below market, referred to as "teaser rates." Residential adjustable-rate mortgage loans amortize over terms of up to 30 years.

      Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the adjustable-rate mortgage loans, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2005, 42.9% of the Bank's one-to-four family residential loans had adjustable interest rates.

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

      At March 31, 2005, $441.7 million, or 78.6% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Loans totaling $510,000 (representing 4 loans) were nonperforming at that date. See "Nonperforming and Problem Assets."

      Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on the home equity line of credit for a limited period of time (up to nine years) after it is originated and may repay the outstanding balance over a term not to exceed 24 years from the date the line of credit is originated. Home equity lines of credit are generally underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed rate loans. Home equity lines of credit may be underwritten with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The Bank appraises the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity line of credit. At the time we close a home equity line of credit, we file a mortgage to protect our security interest in the underlying collateral. At March 31, 2005, the outstanding balances of home equity lines of credit totaled $42.1 million, or 7.5% of the Bank's loan portfolio. Nonperforming home equity lines of credit totaled $70,000 at March 31, 2005.

      Commercial Mortgage Loans. At March 31, 2005, $45.6 million, or 8.2%, of the total loan portfolio consisted of commercial mortgage loans. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. The Bank generally originates fixed-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial mortgage loans is 75%. At March 31, 2005, the largest commercial mortgage loan had a principal balance of $3.2 million and was secured by a storage unit facility. As of March 31, 2005, there were no nonperforming commercial mortgage loans.

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

      Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled $9.8 million, or 1.7% of the total loan portfolio at March 31, 2005. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). At March 31, 2005, the Bank had 18 multi-family mortgage loans, the largest of which had a principal balance of $1.5 million. Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years. There were no non-performing multi-family mortgage loans at March 31, 2005.

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

      Construction Lending. The Bank originates construction loans to local builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank's construction loans are secured by residential and commercial properties located in the Bank's market area. At March 31, 2005, the Bank had construction loans totaling $17.4 million, or 3.1% of total loans. There were no nonperforming construction loans at March 31, 2005.

      The Bank's construction loans to home builders generally have fixed interest rates, are typically for a term of up to 18 months and have a maximum loan to value ratio of 80%. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals are generally originated pursuant to the same policy guidelines regarding loan to value ratios and interest rates that are used in connection with loans secured by one-to-four family residential real estate. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed.

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

      Consumer Lending. The Bank's consumer loans primarily consist of secured personal loans, passbook loans and home improvement loans. At March 31, 2005, consumer loans totaled $2.2 million, or 0.4% of the total loan portfolio. There were no non-performing consumer loans at that date.

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

      Commercial loans generally have shorter terms and higher interest rates than mortgage loans, but involve greater credit risk than mortgage loans because of the nature of the underlying collateral. Commercial loans amounted to $2.9 million or 0.5% at the total loan portfolio at March 31, 2005. There were no nonperforming commercial loans at that date.

      Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank reviews the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $3.0 million may be approved by two of three designated lending officers acting together. All loans (including aggregate loans to one borrower) in excess of $3.0 million must be approved by the Company's Loan Committee. In addition, the Board of Directors reviews and confirms all loan commitments. The Loan Committee is comprised of the Chief Executive Officer, the Chief Financial Officer and two lending officers. The Bank will generally not originate a loan with a principal balance in excess of $6.0 million.

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

      The following table sets forth the Bank's loan originations, principal repayments and other portfolio activity for the periods indicated. The Bank did not purchase any loans during the periods indicated.

                                              For the Year Ended March 31,
                                        ---------------------------------------
                                           2005          2004           2003
                                        ---------      ---------      ---------
                                                    (In Thousands)

Unpaid principal balances
  at beginning of year                  $ 479,643      $ 428,624      $ 419,822
                                        ---------      ---------      ---------

Loans originated by type:
    One-to-four family                    132,349        119,910        165,384
    Advances under home
      equity lines of credit               34,352         24,718         26,444
    Multi-family                            3,196          1,500            490
    Commercial                             12,488         19,836         11,782
    Construction                           19,716         17,415         10,606
    Consumer loans                          4,459          2,474          1,585
    Commercial loans                        1,370            800             --
                                        ---------      ---------      ---------
    Total loans originated                207,930        186,653        216,291
                                        ---------      ---------      ---------

Principal repayments:
   Mortgage loans                        (118,406)      (134,205)      (205,761)
   Consumer and commercial
     loans                                 (6,425)        (1,424)        (1,503)
                                        ---------      ---------      ---------
    Total principal
      repayments                         (124,831)      (135,629)      (207,264)
                                        ---------      ---------      ---------

Loan sales:
  One-to-four family                       (1,066)            --             --

Charge-offs                                    (1)            (5)           (54)
Transfers to real estate
  owned                                        --             --           (171)
                                        ---------      ---------      ---------
Unpaid principal balances
  at end of year                          561,675        479,643        428,624

Deferred loan origination
  costs, net                                2,087          1,524          1,502
Allowance for loan losses                  (3,011)        (2,712)        (2,442)
                                        ---------      ---------      ---------
Net loans at end of year                $ 560,751      $ 478,455      $ 427,684
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

                                                                                             At March 31,
                                                                 ------------------------------------------------------------------
                                                                  2005           2004           2003           2002           2001
                                                                 ------         ------         ------         ------         ------
                                                                                        (Dollars in Thousands)
Nonaccrual loans:
  Mortgage loans:
    One-to-four family                                           $  510         $1,359         $  449         $  690         $  855
    Home equity lines of credit                                      70            617             18             65             78
  Consumer loans                                                     --              5             10             --             --
                                                                 ------         ------         ------         ------         ------
    Total                                                           580          1,981            477            755            933

Real estate owned:
  One-to-four family properties                                      --             --             --            114            197
                                                                 ------         ------         ------         ------         ------

    Total non-performing assets                                     580         $1,981            477            869          1,130
                                                                 ======         ======         ======         ======         ======

Ratios:
Nonperforming loans to total loans                                 0.10%          0.41%          0.11%          0.18%          0.31%

Nonperforming assets to total assets                               0.06%          0.22%          0.06%          0.14%          0.20%

      For the year ended March 31, 2005, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $40,000. Interest amounts on such loans that were included in interest income totaled $16,000 for the year ended March 31, 2005.

The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.

                                                                                 Loans Delinquent For:
                                                       -----------------------------------------------------------------------
                                                            60-89 days             90 Days and Over              Total
                                                       -------------------       -------------------       -------------------
                                                       Number       Amount       Number       Amount       Number       Amount
                                                       ------       ------       ------       ------       ------       ------
                                                                                (Dollars in Thousands)
At March 31, 2005
  Mortgage loans:
    One-to-four-family                                     6        $1,278           4        $  510          10        $1,788
    Home equity lines of credit                            2            51           1            70           3           121
  Consumer loans                                           4             2          --            --           4             2
                                                        ----        ------        ----        ------        ----        ------
    Total                                                 12        $1,331           5        $  580          17        $1,911
                                                        ====        ======        ====        ======        ====        ======

At March 31, 2004
  Mortgage loans:
    One-to-four-family                                     8        $1,412           6        $1,359          14        $2,771
    Home equity lines of credit                           --            --           6           617           6           617
  Consumer loans                                          --            --           7             5           7             5
                                                        ----        ------        ----        ------        ----        ------
     Total                                                 8        $1,412          19        $1,981          27        $3,393
                                                        ====        ======        ====        ======        ====        ======

At March 31, 2003
  Mortgage loans:
    One-to-four-family                                    10        $  917           5        $  449          15        $1,366
    Home equity lines of credit                            2           228           1            18           3           246
  Consumer loans                                           2             1           5            10           7            11
                                                        ----        ------        ----        ------        ----        ------
    Total                                                 14        $1,146          11        $  477          25        $1,623
                                                        ====        ======        ====        ======        ====        ======

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

      In addition to the adverse classifications described above, the Bank separately classifies as "special mention" loans that are delinquent for between 60 and 89 days or for which the borrower has not submitted updated financial information which the Bank uses to complete its annual review of the loan. At March 31, 2005, loans classified as special mention consisted of $1.3 million of loans that were between 60 and 89 days past due and $8.7 million of loans for which the Bank has not received updated financial information (all of which were current as of March 31, 2005).

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

                                                                                           At March 31,
                                                              ----------------------------------------------------------------------
                                                               2005            2004            2003            2002            2001
                                                              ------          ------          ------          ------          ------
                                                                                          (In Thousands)
Substandard loans:
   One-to-four family (1)                                     $  580          $1,976          $  467          $  755          $  933
   Consumer                                                       --              --              10              --              --

Doubtful loans:
   Consumer                                                       --               5              --              --              --
                                                              ------          ------          ------          ------          ------
Total classified loans                                           580           1,981             477             755             933

Real estate owned:
   Substandard                                                    --              --              --             114             197
                                                              ------          ------          ------          ------          ------
     Total classified  assets                                 $  580          $1,981          $  477          $  869          $1,130
                                                              ======          ======          ======          ======          ======

----------
(1)   Includes home equity lines of credit.

Allowance for Loan Losses

      Management regularly reviews the Bank's loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. All loan losses are charged to the allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating losses in the loan portfolio and that are both probable and estimable. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories, such as one-to-four family residential mortgages and home equity lines of credit (which represent a combined 86.1% of our total loans at March 31, 2005) are generally evaluated on an aggregate or "pool" basis. The Bank's allowance for loan losses is predominantly determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area. The carrying values of loans are periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                                  For the Years Ended March 31,
                                                               -------------------------------------------------------------------
                                                                 2005           2004           2003           2002           2001
                                                               -------        -------        -------        -------        -------
                                                                                     (Dollars in Thousands)
Balance at beginning of year                                   $ 2,712        $ 2,442        $ 2,221        $ 2,047        $ 1,188
                                                               -------        -------        -------        -------        -------

Provision for loan losses                                          300            275            275            175            208

Allowance recorded in purchase acquisition                          --             --             --             --            784

Charge-offs:
   One-to-four family mortgage loans                                --             --            (54)           (15)          (162)
   Consumer loans                                                   (1)            (5)            --             --             --

Recoveries:
   One-to-four family mortgage loans                                --             --             --             14             29
                                                               -------        -------        -------        -------        -------
   Net charge-offs                                                  (1)            (5)           (54)            (1)          (133)
                                                               -------        -------        -------        -------        -------

Balance at end of year                                         $ 3,011        $ 2,712        $ 2,442        $ 2,221        $ 2,047
                                                               =======        =======        =======        =======        =======

Ratios:
Allowance for loan losses to nonperforming loans                519.14%        136.90%        511.95%        294.17%        219.40%
Allowance for loan losses to total loans                          0.54%          0.57%          0.57%          0.53%          0.69%

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                 -------------------------------  --------------------------------   -------------------------------
                                              2005                              2004                             2003
                                 -------------------------------  --------------------------------   -------------------------------
                                                      Percent of                        Percent of                        Percent of
                                                       Loan in                           Loan in                           Loan in
                                                         Each                              Each                              Each
                                              Loan     Category                 Loan     Category                 Loan     Category
                                    Loan    Balances      to         Loan     Balances      to          Loan    Balances      to
                                    Loss       by       Total        Loss        by       Total         Loss       by       Total
                                 Allowance  Category    Loans     Allowance   Category    Loans      Allowance  Category    Loans
                                 ---------  --------  ----------  ---------   --------  ----------   ---------  --------  ----------
                                                                       (Dollars in Thousands)
Mortgage loans:
  One-to-four
    family (1)                   $  1,519   $483,707     86.1%     $  1,327   $410,899     85.6%     $  1,224   $387,972     90.6%
  Multi-family                        175      9,807      1.7           150      8,472      1.8           150      7,118      1.7
  Commercial                          960     45,645      8.2           935     43,153      9.0           828     27,866      6.5
  Construction                        150     17,416      3.1           100     13,723      2.9            90      4,117      0.9
Consumer                              125      2,168      0.4           150      2,598      0.5           150      1,551      0.3
Commercial                             82      2,932      0.5            50        798      0.2            --         --       --
                                 --------   --------    -----      --------   --------    -----      --------   --------    -----
     Total                       $  3,011   $561,675    100.0%     $  2,712   $479,643    100.0%     $  2,442   $428,624    100.0%
                                 ========   ========    =====      ========   ========    =====      ========   ========    =====

                                 -------------------------------  --------------------------------
                                              2002                              2001
                                 -------------------------------  --------------------------------
                                                      Percent of                        Percent of
                                                       Loan in                           Loan in
                                                         Each                              Each
                                              Loan     Category                 Loan     Category
                                    Loan    Balances      to         Loan     Balances      to
                                    Loss       by       Total        Loss        by       Total
                                 Allowance  Category    Loans     Allowance   Category    Loans
                                 ---------  --------  ----------  ---------   --------  ----------
                                                     (Dollars in Thousands)
Mortgage loans:
  One-to-four
    family (1)                   $  1,090   $382,572     91.1%     $  1,009   $268,932     91.1%
  Multi-family                        150      8,347      2.0           150      3,959      1.3
  Commercial                          741     23,701      5.6           600     16,771      5.7
  Construction                         90      3,733      0.9            90      3,659      1.2
Consumer                              150      1,469      0.4           198      1,900      0.7
Commercial                             --         --       --            --         --       --
                                 --------   --------    -----      --------   --------    -----
     Total                       $  2,221   $419,822    100.0%     $  2,047   $295,221    100.0%
                                 ========   ========    =====      ========   ========    =====

----------
(1)   Includes home equity lines of credit.

Investment Activities

      The Bank's investments include mortgage-backed securities, collateralized mortgage obligations, U.S. Government and agency securities, federal funds sold, mutual funds, securities issued by government sponsored enterprises ("GSEs") and FHLB stock. Management invests a significant portion of the Bank's assets in short-term investments and adjustable rate mortgage-backed securities in order to increase the Bank's ability to reinvest assets in higher yielding securities in a rising interest rate environment. The Company has not engaged in derivative or hedging activities covered by Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and does not expect to do so in the foreseeable future.

      The Bank's mortgage-backed securities portfolio (including collateralized mortgage obligations) had a carrying value of $259.5 million, or 25.8% of total assets at March 31, 2005. Of this amount, $147.0 million of mortgage-backed securities had adjustable rates of interest and $112.5 million had fixed rates of interest.

      Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. The Bank's mortgage-backed securities are issued by Fannie Mae, Ginnie Mae or Freddie Mac. The Bank has not invested in privately issued mortgage-backed securities.

      Collateralized mortgage obligations ("CMOs") are typically issued by a special-purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating a more predictable average duration for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal pay-downs from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off and then to the next classes. The Bank's CMOs are issued by Ginnie Mae, Freddie Mac and Fannie Mae.

      We invest in CMOs as part of our overall investment and interest-rate risk management policies. The CMOs in our portfolio at March 31, 2005 were fixed-rate securities and, as a result, their fair value may decrease as interest rates increase. In addition, they are susceptible to faster than anticipated repayment speeds if the borrowers on the underlying mortgage loans prepay those loans. However, the CMO structure provides for more stability than the underlying pass-through mortgage pools in forecasting cash flows. As a result, they are a component of our cash management strategies.

      At March 31, 2005, the carrying value of the Bank's investment securities other than mortgage-backed securities included $73.4 million in U.S. Government and agency securities and GSE securities, which consisted of fixed rate Federal Home Loan Bank, Federal Farm Credit and Fannie Mae issues with maturities of 20 years or less, as well as adjustable rate Small Business Administration participation certificates with contractual terms of up to 30 years. These securities typically have call dates of six months to three years.

      At March 31, 2005, the Bank had invested $21.8 million in two mutual funds that provide a rate of return that adjusts daily. The first mutual fund, in which the Bank has a $15.8 million investment, is an adjustable rate mortgage fund that invests primarily in securities backed by or representing an interest in mortgages on residential properties meeting the definition of such assets for purposes of the qualified thrift lender test under Office of Thrift Supervision regulations. This fund is called the Asset Management Fund issued by Shay Asset Management. The second mutual fund, the CRA Fund, in which the Bank has a $6.0 million investment, invests in mortgage-backed securities, which are collateralized by mortgages on properties located in our primary lending area. The securities were purchased, as part of the Bank's ongoing interest rate risk management process, to provide interest earning liquid funds and an adjustable interest rate. In addition, the CRA Fund enables management to invest in mortgage-backed securities that are collateralized by mortgage loans in low- to moderate-income census tracts within our market area. These mutual funds were selected because the underlying securities bear similar risk characteristics as investments that the Bank purchases directly. These mutual funds provide the Bank with increased liquidity and also provide the Bank with a higher yield than other short-term earning assets such as federal funds. The securities underlying these funds are affected by changes in interest rates. In addition, the underlying securities in the CRA Fund and the Asset Management Fund are mortgage-related securities. Accordingly, these mutual funds are subject to many of the same risks that exist with the Bank's mortgage loans.

      A portion of the Bank's assets is also invested in federal funds sold and an interest-earning checking account at the Federal Home Loan Bank of New York. At March 31, 2005, $31.1 million, or 3.1% of total assets, was invested in such instruments.

      The following table sets forth the composition of the Company's securities classified as available for sale and other earning assets at the dates indicated.

                                                                                       At March 31,
                                                      ------------------------------------------------------------------------------
                                                               2005                        2004                        2003
                                                      ----------------------      ----------------------      ----------------------
                                                      Amortized       Fair        Amortized       Fair        Amortized       Fair
                                                        Cost          Value         Cost          Value         Cost          Value
                                                      --------      --------      --------      --------      --------      --------
                                                                                      (In Thousands)
Mortgage-backed securities
Adjustable rate:
  Pass-through securities
    Ginnie Mae                                        $ 68,750      $ 68,788      $ 87,849      $ 87,907      $101,250      $102,548
    Fannie Mae                                          28,653        28,324        38,085        38,362        30,424        30,720
    Freddie Mac                                         10,816        10,769        15,121        15,261        18,659        18,934
Fixed rate:
  Collateralized mortgage obligations                   86,076        83,594       102,989       103,034        52,336        52,832
  Pass-through securities
    Ginnie Mae                                           1,009         1,017         1,364         1,421           760           814
    Fannie Mae                                           5,243         5,060         6,274         6,290         2,078         2,277
    Freddie Mac                                          2,216         2,193         3,505         3,578         4,122         4,359
                                                      --------      --------      --------      --------      --------      --------
Total mortgage-backed securities                       202,763       199,745       255,187       255,853       209,629       212,484

U.S. Government agency securities                       55,058        53,644        59,546        59,781        59,075        59,409
Mutual fund investments                                 22,007        21,785        21,000        21,094        22,000        22,180
Municipal securities                                       860           980           854         1,002           849           975
                                                      --------      --------      --------      --------      --------      --------
  Total securities available for sale                  280,688      $276,154       336,587      $337,730       291,553      $295,048
                                                                    ========                    ========                    ========

Other earning assets
  Federal funds sold                                     1,000                       1,000                       7,000
  Other overnight deposits                              30,095                      19,756                      29,121
  FHLB stock                                             5,738                       5,303                       4,141
                                                      --------                    --------                    --------
    Total                                             $317,521                    $362,646                    $331,815
                                                      ========                    ========                    ========

      The following table sets forth the composition of the Company's securities classified as held to maturity at March 31, 2005. The Company had no securities classified as held to maturity at March 31, 2004 and 2003.

                                                       Amortized          Fair
                                                         Cost             Value
                                                       ---------         -------
                                                            (In Thousands)

Adjustable rate mortgage-backed securities:
  Ginnie Mae                                            $35,268          $35,080
  Fannie Mae                                              2,339            2,344
  Freddie Mac                                             1,577            1,556
Fixed rate collateralized mortgage
  obligations                                            20,593           20,257
                                                        -------          -------
Total mortgage-backed securities                         59,777           59,237

U.S. Government and agency securities                    19,712           19,491
                                                        -------          -------
  Total securities
    held to maturity                                    $79,489          $78,728
                                                        =======          =======

      The composition and contractual maturities of mortgage-backed securities and other debt securities at March 31, 2005 are indicated in the following table. The table does not reflect the impact of prepayments or redemptions which may occur.

                                                                     More than Five
                                                 More than One Year  Years through
                               One Year or Less  through Five Years    Ten Years       More than Ten Years      Total Securities
                              ------------------ ------------------ -----------------  ------------------- -------------------------
                                        Weighted           Weighted          Weighted            Weighted                   Weighted
                              Amortized Average  Amortized Average  Amortized Average  Amortized  Average  Amortized  Fair   Average
                                Cost     Yield     Cost     Yield     Cost    Yield      Cost      Yield     Cost     Value   Yield
                              --------- -------- --------- -------- --------- -------- --------- --------  ---------  ----- --------
                                                                      (Dollars in Thousands)
Available for sale:
Collateralized mortgage
  obligations                   $   --      --%  $    --      --%  $ 4,783    3.48%   $ 81,293    4.09%  $ 86,076   $ 83,594   4.06%
Mortgage-backed securities:
  Ginnie Mae                         6    8.28        50    8.43         2   11.50      69,701    4.17     69,759     69,805   4.18
  Fannie Mae                        30    5.72       175    6.86       263    7.11      33,428    4.52     33,896     33,384   4.56
  Freddie Mac                       85    6.82       249    7.16     2,125    4.05      10,573    5.01     13,032     12,962   4.90
                                ------   -----   -------   -----   -------   -----    --------   -----   --------   --------  -----
      Total mortgage-backed
        securities                 121    6.63       474    7.18     7,173    3.79     194,995    4.24    202,763    199,745   4.24

Other debt securities:
  U.S. Government and agency
    securities                   1,000    2.03    42,369    3.09     4,626    2.95       7,063    3.05     55,058     53,644   3.05
  Municipal securities              --      --        --      --       210    5.80         650    5.88        860        980   5.86
                                ------   -----   -------   -----   -------   -----    --------   -----   --------   --------  -----
      Total securities
        available for sale      $1,121    2.53%  $42,843    3.13%  $12,009    3.50%   $202,708    4.21%  $258,681   $254,369   3.99%
                                ======   =====   =======   =====   =======   =====    ========   =====   ========   ========  =====

Held to maturity:
Collateralized mortgage
  obligations                   $   --      --%  $    --      --%  $ 5,651    4.30%   $ 14,942    4.21%  $ 20,593   $ 20,257   4.23%
Mortgage-backed securities:
  Ginnie Mae                        --      --        --      --        --      --      35,268    4.59     35,268     35,080   4.59
  Fannie Mae                        --      --        --      --        --      --       2,339    4.66      2,339      2,344   4.66
  Freddie Mac                       --      --        --      --        --      --       1,577    5.57      1,577      1,556   5.57
                                ------   -----   -------   -----   -------   -----    --------   -----   --------   --------  -----
      Total mortgage-backed
        securities                  --                --      --     5,651    4.30      54,126    4.52     59,777     59,237   4.50

Other debt securities:
  U.S. Government and agency
    securities                      --      --    16,850    3.49       999    2.42       1,863    3.91     19,712     19,491   3.47
                                ------   -----   -------   -----   -------   -----    --------   -----   --------   --------  -----
      Total securities held
        to maturity             $   --      --%  $16,850    3.49%  $ 6,650    4.02%   $ 55,989    4.50%  $ 79,489   $ 78,728   4.24%
                                ======   =====   =======   =====   =======   =====    ========   =====   ========   ========  =====

      The following table sets forth the activity in the Bank's  mortgage-backed
securities   portfolios  classified  as  available  for  sale  for  the  periods indicated.

                                                   Years Ended March 31,
                                            -----------------------------------
                                               2005         2004         2003
                                            ---------    ---------    ---------
                                                      (In Thousands)
Amortized cost at beginning of year         $ 255,187    $ 209,629    $ 101,636
Purchases of mortgage-backed securities        20,639      135,683      160,353
Principal repayments                          (72,035)     (89,494)     (52,345)
Premium amortization and
  discount accretion, net                      (1,028)        (631)         (15)
                                            ---------    ---------    ---------
Amortized cost at end of year               $ 202,763    $ 255,187    $ 209,629
                                            =========    =========    =========

      The following table sets forth the activity in the Bank's mortgage-backed securities portfolios classified as held to maturity for the year ended March 31, 2005. The Bank did not have any mortgage-backed securities classified as held to maturity at March 31, 2004 and 2003 and there was no activity for such securities during those fiscal years.

                                                                   Year Ended
                                                                  March 31, 2005
                                                                  --------------
                                                                  (In Thousands)
Amortized cost at beginning of year                                 $     --
Purchases of mortgage-backed securities                               64,212
Principal repayments                                                  (4,384)
Premium amortization and discount accretion, net                         (51)
                                                                    --------
Amortized cost at end of year                                       $ 59,777
                                                                    ========

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

      Deposits. Deposits are obtained primarily from customers who live or work in the New York counties of Westchester, Putnam and Rockland and Fairfield County, Connecticut. The Bank offers a selection of deposit instruments, including savings and club accounts, money market accounts, NOW accounts, commercial checking and fixed-term certificate of deposit accounts. Deposits are not actively solicited outside of the Bank's market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. The Bank does not pay broker fees for any deposits.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money markets and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Bank to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect the Bank's interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2005, $552.9 million, or 66.4% of the Bank's deposit accounts were certificates of deposit, of which $260.7 million have maturities of one year or less. The Bank anticipates that most of these certificates of deposit maturing within one year will remain with the Bank. However, should market interest rates continue to increase, the Bank's cost of funds may significantly increase or we may experience a significant loss of deposits.

      The following table sets forth the distribution of the Bank's deposit accounts by account type at the dates indicated.

                                                                                     At March 31,
                                                  ----------------------------------------------------------------------------------
                                                             2005                       2004                        2003
                                                  --------------------------  -------------------------   --------------------------
                                                                    Weighted                   Weighted                     Weighted
                                                                     Average                    Average                      Average
                                                  Amount   Percent    Rate    Amount   Percent   Rate     Amount   Percent    Rate
                                                  ------   -------  --------  ------   ------- --------   ------   -------  --------
                                                                                  (Dollars in Thousands)
Transaction accounts and savings deposits:
     Savings and club accounts                   $150,455    18.1%    0.51%  $148,231    20.9%    0.51%  $136,846    22.7%    0.81%
     Money market accounts                         52,881     6.4     0.97     47,338     6.7     0.73     45,331     7.5     1.09
     NOW accounts                                  61,357     7.4     0.35     54,616     7.7     0.24     50,912     8.4     0.46
     Commercial checking                           14,201     1.7       --     12,404     1.8       --      7,457     1.2       --
                                                 --------   -----            --------   -----            --------   -----
          Total                                   278,894    33.6     0.54    262,589    37.1     0.47    240,546    39.8     0.76
                                                 --------   -----            --------   -----            --------   -----

Certificates of deposit maturing:
     Within one year                              260,659    31.3     2.30    321,473    45.4     1.87    264,353    43.7     2.33
     After one but within two years               199,952    24.0     3.15     40,517     5.7     2.66     58,309     9.7     2.62
     After two but within three years              59,822     7.2     3.60     56,753     8.0     3.09     16,463     2.7     3.46
     After three years                             32,441     3.9     4.23     26,998     3.8     4.24     24,589     4.1     4.49
                                                 --------   -----            --------   -----            --------   -----
          Total                                   552,874    66.4     2.86    445,741    62.9     2.24    363,714    60.2     2.57
                                                 --------   -----            --------   -----            --------   -----

Total deposits                                   $831,768   100.0%    1.90%  $708,330   100.0%    1.58%  $604,260   100.0%    1.85%
                                                 ========   =====            ========   =====            ========   =====

      The following table sets forth the deposit activity of the Bank for the periods indicated.

                                              Years Ended March 31,
                                   -------------------------------------------
                                       2005            2004            2003
                                   -----------     -----------     -----------
                                             (Dollars in Thousands)

Balance at beginning of year       $   708,330     $   604,260     $   519,905
Deposits                             1,185,147       1,033,069       1,151,713
Withdrawals                         (1,075,648)       (940,150)     (1,079,310)
Interest credited                       13,939          11,151          11,952
                                   -----------     -----------     -----------
Balance at end of year             $   831,768     $   708,330     $   604,260
                                   ===========     ===========     ===========

Net increase during the year
     Amount                        $   123,438     $   104,070     $    84,355
     Percent                              17.4%           17.2%           16.2%

      The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of March 31, 2005.

                                                                        Maturity
                                                    ------------------------------------------------
                                                    3 Months    Over 3 to 6    Over 6 to     Over 12
                                                     or Less       Months      12 Months      Months        Total
                                                    --------    -----------    ---------     -------        -----
                                                                            (In Thousands)

Certificates of deposit less than $100,000           $40,238      $ 98,096      $62,106      $213,780      $414,220
Certificates of deposit of $100,000 or more (1)       12,740        28,666       18,813        78,435       138,654
                                                     -------      --------      -------      --------      --------
Total of certificates of deposit                     $52,978      $126,762      $80,919      $292,215      $552,874
                                                     =======      ========      =======      ========      ========

----------
(1) The weighted average interest rates for these accounts, by maturity period, are 2.10% for 3 months or less; 2.35% for 3 to 6 months; 2.69% for 6 to 12 months; and 3.49% for over 12 months. The overall weighted average rate for accounts of $100,000 or more was 3.02%.

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

      The following  table sets forth certain  information  regarding the Bank's
borrowings  from  the  Federal  Home  Loan  Bank  under  securities   repurchase
agreements at the dates and for the periods indicated:

                                                                  At or for the
                                                                Years Ended March 31,
                                                         -----------------------------------
                                                          2005          2004          2003
                                                         -------       -------       -------
                                                                 (Dollars in Thousands)

Average principal balance outstanding                    $37,268       $39,208       $34,977
Maximum principal balance outstanding at any
   month end during the period                            44,000        55,000        35,082
Principal balance outstanding at end of period            38,000        35,000        35,000
Weighted average interest rate during the period            4.00%         3.81%         4.66%
Weighted average interest rate at end of the period         3.80%         3.93%         4.11%

      The following table sets forth the maturity dates of the Bank's borrowings under securities repurchase agreements at the dates indicated.

                                At March 31,
------------------------------------------------------------------------------
         2005                       2004                         2003
----------------------    ------------------------     -----------------------
Maturity                  Maturity                     Maturity
  Date          Amount      Date            Amount       Date           Amount
--------        ------    --------          ------     --------         ------
                            (Dollars in Thousands)

1/08 (1)       $10,000     1/08 (1)         $10,000     1/08 (1)       $10,000
12/08 (1)        5,000     12/08 (1)          5,000     12/08 (1)        5,000
6/05             3,000     3/05               6,000     3/04             7,000
3/06             7,000     3/06               7,000     3/05             6,000
3/07             7,000     3/07               7,000     3/06             7,000
3/08             6,000

(1)   Callable quarterly

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

Subsidiaries

      Sound Federal  Savings has three active  subsidiaries,  Sound REIT,  Inc.,
First Federal REIT, Inc. and Mamaroneck Advisors, Inc. In April 1999, Sound REIT, Inc. was incorporated as a special purpose real estate investment trust under New York law. First Federal REIT, Inc. was also formed as a real estate investment trust by Peekskill Financial Corporation ("Peekskill") prior to the acquisition of Peekskill in July 2000. Sound REIT, Inc. and First Federal REIT, Inc. hold a portion of our mortgage-related assets.

      In February 2001, Mamaroneck Advisors, Inc. was incorporated as a New York corporation for the purpose of providing investment and insurance products to Sound Federal Savings' customers. Beginning in December 2003, these services are provided to customers directly by the Bank. For the years ended March 31, 2004 and 2003, Mamaroneck Advisors, Inc. had net income of $23,000 and $43,000, respectively. Net income for fiscal 2005 was not significant.

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

Personnel

      As of March 31, 2005, the Bank employed 130 persons on a full-time basis and 16 persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group and management considers employee relations to be good.

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

      At March 31, 2005, Sound Federal Savings' capital exceeded all applicable requirements, and met the criteria for being considered "well-capitalized".

      Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2005, Sound Federal Savings was in compliance with the loans-to-one borrower limitations.

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

      A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At March 31, 2005, Sound Federal Savings maintained approximately 88.8% of its portfolio assets in qualified thrift investments.

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

      Insurance of Deposit Accounts. Deposit accounts in Sound Federal Savings are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Sound Federal Savings' deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

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

      Federal Home Loan Bank System. Sound Federal Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Sound Federal Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of March 31, 2005, Sound Federal Savings was in compliance with this requirement.

Federal Reserve System

      The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2005, Sound Federal Savings was in compliance with these reserve requirements.

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

      o Section 326 authorized the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. The rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

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

      Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's independent registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls over financial reporting. The Company has included management's report on internal control over financial reporting and the report of the Company's independent registered public accounting firm in the March 31, 2005 Annual Report to Stockholders.

Executive Officers of the Company

      Listed below is information, as of March 31, 2005, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                      Age    Position
----                      ---    --------
Bruno J. Gioffre          70     Chairman of the Board.

Richard P. McStravick     56     President and Chief Executive Officer.

Anthony J. Fabiano        44     Chief Financial Officer and Accounting
                                 Officer.

ITEM 2. PROPERTIES

      The following table provides certain information with respect to the Bank's offices at March 31, 2005. The net book value for leased properties represents the amortized cost of leasehold improvements.

                                   Leased or
                                  Owned, Lease    Year Acquired  Net Book Value
            Location             Expiration Date    or Leased   of Real Property
--------------------------------------------------------------------------------
                                                                 (In Thousands)
Corporate Office                     Leased
1311 Mamaroneck Avenue              4/1/2010          2003            $ 67
White Plains, New York 10605

Branch Office                         Owned           1954             493
300 Mamaroneck Avenue
Mamaroneck, New York 10543

Branch Office                         Owned           1961             612
389 Halstead Avenue
Harrison, New York 10528

Branch Office                         Owned           1972             980
115 South Ridge Street
Rye Brook, New York 10573

Branch Office                        Leased           1998             111
180 South Main Street              12/31/2006
New City, New York 10956

Branch Office                        Leased           1998             191
100 East Putnam Avenue             11/30/2008
Cos Cob, Connecticut 06807

Branch Office                         Owned           2000             420
1019 Park Street
Peekskill, New York 10566

Branch Office                        Leased           2000              41
1961 Commerce Street               12/31/2012
Yorktown Heights, New York 10598

Branch Office                        Leased           2000             649
Cortland Town Center               10/14/2017
Mohegan Lake, New York 10547

Branch Office                        Leased
88 Fourth Street                    2/8/2009          2001              13
New Rochelle, New York 10801

Branch Office                        Leased
Somers Commons                      5/31/2022         2001             222
Baldwin Place, New York 10589

Branch Office                        Leased           2003             315
599 Newfield Avenue                 6/30/2008
Stamford, Connecticut 06905

Branch Office                        Leased           2004              46
247 Federal Road                    4/19/2009
Brookfield, Connecticut 06804

Branch Office                        Leased           2004             497
Shoprite Shopping Center            8/12/2014
Carmel, New York 10512

Branch Office                        Leased           2004             295
146 Greenwood Avenue               10/15/2014
Bethel, Connecticut 06801

      The total net book value of the Bank's premises, land and equipment was approximately $6.2 million at March 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

      Although the Company is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company presently is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      (a) and (b) Information relating to the market for the Company's common stock is set forth in the Company's Annual Report to Stockholders which is incorporated herein by reference.

      Issuer purchases of equity securities during the quarter ended March 31, 2005 are as follows:

                                                                    Maximum
                                                     Total number  number of
                                                      of shares      shares
                                                      purchased     that may
                                                       under a       yet be
                                           Average     publicly    purchased
                           Total number    price      announced      under
                             of shares      paid      repurchase   repurchase
                             purchased    per share    plan(1)      plan(1)
                             ---------    ---------  ------------  ----------
January 1 - January 31             --         --           --      658,844
February 1 - February 28      250,000      15.05      250,000      408,844
March 1 - March 31                 --         --           --      408,844

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation and concluded that the Company's disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-14(c) and
15d-14(c)) as of March 31, 2005 are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required by the Securities and Exchange Commission's rules and forms.

      There were no significant changes made in the Company's internal controls over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      The Management Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm are incorporated herein by reference to the Company's Annual Report to Stockholders.

ITEM 9B. Other Information

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement dated July 7, 2005 (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information concerning fees paid to the Company's principal accountant is incorporated by reference from the Company's Proxy Statement, specifically the section captioned "Proposal II-Ratification of Appointment of the Independent Registered Public Accounting Firm."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      The financial statements, financial statement schedules and exhibits filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

                  o     Report of Independent Registered Public Accounting Firm

                  o     Consolidated Balance Sheets at March 31, 2005 and 2004

                  o Consolidated Statements of Income for the Years Ended March 31, 2005, 2004 and 2003

                  o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2005, 2004 and 2003

                  o Consolidated Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003

                  o     Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules

                  No  financial   statement  schedules  are  filed  because  the
                  required information is not applicable or is included in the consolidated financial statements or related notes.

      (a)(3) Exhibits

                  3.1 Federal Charter of Sound Federal Bancorp, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.1 (filed on June 22, 1998))

                  3.2 Bylaws of Sound Federal Bancorp, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1 (file No. 333-57377) Exhibit 3.2 (filed on June 22, 1998)) 36

                  10.1 Sound Federal Bancorp 1999 Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-93215 filed on December 21, 1999))

                  10.2 Sound Federal Bancorp 1999 Recognition and Retention Plan (Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-93215))

                  10.3a Employment    Agreement    with    Richard    McStravick
                        (Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2004)

                  10.3b Employment    Agreement    with   Anthony   J.   Fabiano
                        (Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2004)

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

                  10.6 Supplemental Executive Agreement for Anthony J. Fabiano (Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2003)

                  10.7 Non-qualified Supplemental Executive Retirement Agreement for Richard P. McStravick (Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2004)

                  10.8 Non-qualified Supplemental Executive Retirement Agreement for Anthony J. Fabiano (Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2004)

                  13    2005 Annual Report to Stockholders

                  14    Code  of  Ethics   (Incorporated  by  reference  to  the
                        Company's Form 10-K for the year ended March 31, 2004)

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

                                          SOUND FEDERAL BANCORP, INC.

Date: June 10, 2005                       /s/ Richard P. McStravick
                                          --------------------------------------
                                          Richard P. McStravick
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard P. McStravick               By: /s/ Bruno J. Gioffre
    --------------------------------            --------------------------------
    Richard P. McStravick, President,           Bruno J. Gioffre, Chairman of
    Chief Executive Officer and                 the Board
    Director (Principal Executive
    Officer)

Date: June 10, 2005                         Date: June 10, 2005

By: /s/ Anthony J. Fabiano                  By: /s/ Roberta I. Bernhardt
    --------------------------------            --------------------------------
    Anthony J. Fabiano, Chief                   Roberta I. Bernhardt, Director
    Financial Officer and Accounting
    Officer

Date: June 10, 2005                         Date: June 10, 2005

By: /s/ Joseph Dinolfo                      By: /s/ Donald H. Heithaus
    --------------------------------            --------------------------------
    Joseph Dinolfo, Director                    Donald H. Heithaus, Director

Date: June 10, 2005                         Date: June 10, 2005

By: /s/ Joseph A. Lanza                     By: /s/ Eldorus Maynard
    --------------------------------            --------------------------------
    Joseph A. Lanza, Director                   Eldorus Maynard, Director

Date: June 10, 2005                         Date: June 10, 2005

By: /s/ James Staudt                        By: /s/ Samuel T. Telerico
    --------------------------------            --------------------------------
    James Staudt, Director                      Samuel T. Telerico, Director

Date: June 10, 2005                         Date: June 10, 2005