Form 10-Q
period 2005-06-30
SOUND FEDERAL BANCORP INC
filed 2005-08-08
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

      (Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                                                          Shares
                                                                  Outstanding at
                    Class                                         August 4, 2005
                    -----                                         --------------
                Common Stock,                                         12,298,206
              par value, $0.01

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets at June 30, 2005
        and March 31, 2005........................................................................................1

        Consolidated Statements of Income for the Three Months Ended June 30, 2005 and 2004.......................2

        Consolidated Statement of Changes in Stockholders' Equity for the Three Months
        Ended June 30, 2005.......................................................................................3

        Consolidated Statements of Cash Flows for the Three Months
        Ended June 30, 2005 and 2004..............................................................................4

        Notes to Unaudited Consolidated Financial Statements......................................................5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................................................... 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................................20

Item 4. Controls and Procedures..................................................................................20

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................21

Item 3. Defaults upon Senior Securities..........................................................................21

Item 4. Submission of Matters to a Vote of Security Holders......................................................21

Item 5. Other Information........................................................................................21

Item 6. Exhibits.................................................................................................21

        Signatures...............................................................................................22


Part 1. - FINANCIAL INFORMATION
Item 1. Financial Statements
Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

                                                                   June 30,       March 31,
                                                                     2005           2005
                                                                 -----------    -----------
Assets
Cash and due from banks                                          $    10,942    $    11,512
Federal funds sold and other overnight deposits                       43,472         31,095
                                                                 -----------    -----------
     Total cash and cash equivalents                                  54,414         42,607
                                                                 -----------    -----------
Securities:
   Available for sale, at fair value  (including  $32,332 and $37,831 pledged as collateral for borrowings  under  repurchase  agreements at June 30, 2005
       and
       March 31, 2005, respectively)                                 261,479        276,154
   Held to maturity, at amortized cost (fair value of
       $83,684 and $78,728 at June 30, 2005 and March 31,
       2005, respectively)                                            84,027         79,489
                                                                 -----------    -----------
            Total securities                                         345,506        355,643
                                                                 -----------    -----------
Loans, net:
  Mortgage loans                                                     611,471        558,662
  Consumer and commercial loans                                        5,096          5,100
  Allowance for loan losses (Note 5)                                  (3,086)        (3,011)
                                                                 -----------    -----------
            Total loans, net                                         613,481        560,751
                                                                 -----------    -----------

 Accrued interest receivable                                           4,350          4,277
 Federal Home Loan Bank stock                                          6,385          5,738
 Premises and equipment, net                                           6,120          6,214
 Goodwill                                                             13,970         13,970
 Bank-owned life insurance                                            10,558         10,464
 Prepaid pension costs                                                 3,107          3,057
 Deferred income taxes                                                 1,526          2,236
 Other assets                                                          1,394          1,993
                                                                 -----------    -----------
            Total assets                                         $ 1,060,811    $ 1,006,950
                                                                 ===========    ===========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                       $   890,191    $   831,768
  Borrowings (Note 6)                                                 35,000         38,000
  Mortgagors' escrow funds                                             5,162          5,264
  Due to brokers for securities purchased                               --            2,513
  Accrued expenses and other liabilities                               2,374          2,245
                                                                 -----------    -----------
            Total liabilities                                        932,727        879,790
                                                                 -----------    -----------
Stockholders' equity:

   Preferred stock ($0.01 par value; 1,000,000 shares
       authorized; none issued and outstanding)                         --             --
   Common stock ($0.01 par value; 24,000,000 shares
       authorized; 13,636,170 shares issued; 12,298,206
       and 12,377,206 shares outstanding at June 30, 2005
       and March 31, 2005, respectively)                                 136            136
   Additional paid-in capital                                        103,973        103,728
   Treasury stock, at cost (1,337,964 and 1,258,964 shares
       at June 30, 2005 and March 31, 2005, respectively)            (19,360)       (18,131)
   Common stock held by Employee Stock Ownership Plan ("ESOP")        (5,927)        (6,053)
   Unearned stock awards                                              (4,139)        (4,435)
   Retained earnings                                                  54,911         54,638
   Accumulated other comprehensive loss, net of taxes (Note 7)        (1,510)        (2,723)
                                                                 -----------    -----------
            Total stockholders' equity                               128,084        127,160
                                                                 -----------    -----------
            Total liabilities and stockholders' equity           $ 1,060,811    $ 1,006,950
                                                                 ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                            For the Three Months
                                                                  Ended June 30,
                                                           ---------------------
                                                             2005         2004
Interest and Dividend Income
 Loans                                                     $ 8,264       $6,897
 Mortgage-backed and other securities                        3,042        2,792
 Federal funds sold and other overnight deposits               181           59
 Other earning assets                                           67           21
                                                           -------       ------
 Total interest and dividend income                         11,554        9,769
                                                           -------       ------
Interest Expense
 Deposits                                                    4,668        2,941
 Borrowings                                                    361          365
 Other interest-bearing liabilities                              5            5
                                                           -------       ------
 Total interest expense                                      5,034        3,311
                                                           -------       ------
 Net interest income                                         6,520        6,458
 Provision for loan losses (Note 5)                             75           75
                                                           -------       ------
 Net interest income after provision for loan losses         6,445        6,383
                                                           -------       ------
Non-Interest Income
 Service charges and fees                                      275          276
 Income on bank-owned life insurance                            94           76
                                                           -------       ------
 Total non-interest income                                     369          352
                                                           -------       ------
Non-Interest Expense
 Compensation and benefits                                   2,827        2,412
 Occupancy and equipment                                       737          633
 Data processing service fees                                  292          300
 Advertising and promotion                                     338          251
 Other                                                         776          696
                                                           -------       ------
 Total non-interest expense                                  4,970        4,292
                                                           -------       ------
 Income before income tax expense                            1,844        2,443
 Income tax expense                                            720          946
                                                           -------       ------
 Net income                                                $ 1,124       $1,497
                                                           =======       ======
Earnings per share (Note 4):
   Basic earnings per share                                $  0.10       $ 0.13
                                                           =======       ======
   Diluted earnings per share                              $  0.10       $ 0.12
                                                           =======       ======

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2005
(Unaudited)
(Dollars in thousands, except per share data)

                                                                                                        Common
                                                                          Additional                     Stock
                                                               Common       Paid-in      Treasury       Held by
                                                                Stock     in Capital       Stock          ESOP
                                                               ------     ----------     ---------      --------
Balance at March 31, 2005                                       $136       $103,728      $(18,131)      $(6,053)
Net income                                                       --            --            --            --
Other comprehensive income (Note 7)                              --            --            --            --

  Total comprehensive income                                     --            --            --            --
Dividends paid ($0.065 per share), net of dividends on
   unallocated ESOP shares                                       --            --            --            --
Purchases of treasury stock (87,300 shares)                      --            --          (1,349)         --
Reissuance of treasury stock for exercise of
   stock options (8,300 shares)                                  --            --             120          --
Tax benefit from exercise of stock options                       --              39          --            --
Vesting of stock awards                                          --            --            --            --
ESOP shares committed to be released for allocation              --             206          --             126
                                                                ----       --------      --------       -------
Balance at June 30, 2005                                        $136       $103,973      $(19,360)      $(5,927)
                                                                ====       ========      ========       =======


                                                                                     Accumulated
                                                           Unearned                     Other         Total
                                                            Stock       Retained    Comprehensive  Stockholders'
                                                            Awards      Earnings        Loss         Equity
                                                           --------     --------    -------------  -------------
Balance at March 31, 2005                                  $(4,435)     $ 54,638      $(2,723)     $ 127,160
Net income                                                    --           1,124         --            1,124
Other comprehensive income (Note 7)                           --            --          1,213          1,213
                                                                                                   ---------
  Total comprehensive income                                  --            --           --            2,337
Dividends paid ($0.065 per share), net of dividends on
   unallocated ESOP shares                                    --            (758)        --             (758)
Purchases of treasury stock (87,300 shares)                   --            --           --           (1,349)
Reissuance of treasury stock for exercise of
   stock options (8,300 shares)                               --             (93)        --               27
Tax benefit from exercise of stock options                    --            --           --               39
Vesting of stock awards                                        296          --           --              296
ESOP shares committed to be released for allocation           --            --           --              332
                                                           -------      --------      -------      ---------
Balance at June 30, 2005                                   $(4,139)     $ 54,911      $(1,510)     $ 128,084
                                                           =======      ========      =======      =========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Thousands)

                                                                      For the Three Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                        2005             2004
                                                                      --------         --------
Operating Activities
  Net income                                                          $  1,124         $  1,497
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                             75               75
      Depreciation, amortization and accretion                             582              619
      ESOP and stock award expense                                         628              578
      Income taxes                                                         584                3
     Pension costs                                                         (50)               9
      Other adjustments, net                                               (83)              62
                                                                      --------         --------
          Net cash provided by operating activities                      2,860            2,843
                                                                      --------         --------
Investing Activities
 Purchases of securities:
     Available for sale                                                   --            (30,015)
     Held to maturity                                                  (10,685)          (9,953)
 Proceeds from payments, maturities and calls of securities:
     Available for sale                                                 16,527           23,014
     Held to maturity                                                    3,607             --
 Net disbursements for loan originations and principal repayments      (52,920)         (23,017)
 Purchases of Federal Home Loan Bank stock                                (647)            (435)
 Purchases of premises and equipment                                      (176)            (194)
                                                                      --------         --------
           Net cash used in investing activities                       (44,294)         (40,600)
                                                                      --------         --------
Financing Activities
 Net increase in deposits                                               58,423           37,830
 Proceeds from borrowings                                                 --              3,000
 Repayment of borrowings                                                (3,000)            --
 Net decrease in mortgagors' escrow funds                                 (102)            (569)
 Purchases of treasury stock                                            (1,349)          (8,324)
 Proceeds from exercise of stock options                                    27             --

 Payment of cash dividends on common stock                                (758)            (755)
                                                                      --------         --------
        Net cash provided by financing activities                       53,241           31,182
                                                                      --------         --------
  Increase (decrease) in cash and cash equivalents                      11,807           (6,575)
  Cash and cash equivalents at beginning of period                      42,607           31,211
                                                                      --------         --------
  Cash and cash equivalents at end of period                          $ 54,414         $ 24,636
                                                                      ========         ========
Supplemental Information
  Interest paid                                                       $  5,026         $  3,307
  Income taxes paid                                                        125              870
  Decrease in due to brokers for securities purchased                   (2,513)          (4,000)
                                                                      ========         ========


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

      On January 6, 2003, Sound Federal Bancorp and the Mutual Holding Company completed a conversion to a fully public holding company structure. At that time, the Mutual Holding Company merged into Sound Federal Savings and Loan Association, and no longer exists. Sound Federal Bancorp was succeeded by a new Delaware corporation named Sound Federal Bancorp, Inc. (the "Holding Company"). Shares of common stock representing the ownership interest of the Mutual Holding Company were sold in a subscription offering and a community offering. Shares owned by public shareholders (shareholders other than the Mutual Holding Company) were converted into the right to receive new shares of Holding Company common stock determined pursuant to an exchange ratio. As part of these transactions, Sound Federal Savings and Loan Association changed its name to Sound Federal Savings (the "Bank"), which is now a wholly-owned subsidiary of the Holding Company. The Bank and the Holding Company are referred to herein as "the Company".

2.    Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim reporting; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The operating results for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year ending March 31, 2006.

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

      The unaudited interim consolidated financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended March 31, 2005, included in the Company's 2005 Annual Report on Form 10-K.

3.    Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages the use of a fair-value-based method of accounting for employee stock compensation plans, but permits the continued use of the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123, the grant-date fair value of options is recognized as compensation expense over the vesting period. The Company has elected to continue to apply APB Opinion No. 25 and disclose the pro forma information required by SFAS No. 123. In accordance with APB Opinion No. 25, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock on the date of the grant. The fair value of stock awards, measured at the grant date, is recognized as unearned compensation (a deduction from stockholders' equity) and amortized to compensation expense as the shares become vested.

      Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:


                                                             Three Months Ended June 30,
                                                       -------------------------------------
                                                        2005                         2004
                                                       -------                    ----------
                                                       (In thousands, except per share data)
Net income, as reported                                $ 1,124                    $   1,497
Add stock award expense included in reported
   net income, net of related tax effects                  180                          181
Deduct stock award and stock option expense
    determined under the fair-value-based
    method, net of related tax effects                    (296)                        (313)
                                                       -------                    ---------
Pro forma net income                                   $ 1,008                    $   1,365
                                                       =======                    =========
Earnings per share:
   Basic, as reported                                  $  0.10                    $    0.13
                                                       =======                    =========
   Basic, pro forma                                    $  0.09                    $    0.12
                                                       =======                    =========
   Diluted, as reported                                $  0.10                    $    0.12
                                                       =======                    =========
   Diluted, pro forma                                  $  0.09                    $    0.11
                                                       =======                    =========


      In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of SFAS No. 123R includes the Company's Incentive Stock Benefit Plan (the "ISB Plan") which provides for stock awards and stock option grants. For stock awards under the ISB Plan, the grant-date fair value of the shares will be recognized as compensation expense on a straight-line basis over the applicable vesting period, which is the same accounting previously required under APB Opinion No.
25. For options granted under the ISB Plan, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25 which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option-pricing model. SFAS No. 123R did not change existing accounting principles applicable to employee stock ownership plans.

      SFAS No. 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123R is effective as of the beginning of the first annual reporting period beginning after June 15, 2005 (i.e., the Company's fiscal year beginning April 1, 2006). The standard permits different transition methods. The Company expects to adopt SFAS No. 123R by recognizing compensation expense for (i) all stock options granted after April 1, 2006 and (ii) the portion of previously granted stock options for which the requisite service had not been rendered as of April 1, 2006, based on the grant-date fair value of those options calculated for purposes of SFAS No. 123 pro forma disclosures. The additional annual compensation cost for the Company's stock options outstanding at June 30, 2005 that is expected to be recognized in the fiscal year beginning April 1, 2006, as a result of the adoption of SFAS No. 123R, is approximately $557,000 before taxes.

4.    Earnings Per Share

      Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended June 30, 2005 were 11,383,738 and 11,641,572, respectively. For the quarter ended June 30, 2004, weighted average common shares used in calculating basic and diluted earnings per share were 11,819,988 and 12,098,542, respectively.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                          Three Months Ended      Year Ended
                                               June 30,            March 31,
                                        ----------------------    ----------
                                         2005            2004        2005
                                        ----------------------      -------
                                            (In thousands)
Balance at beginning of period          $3,011          $2,712      $ 2,712
Provision for loan losses                   75              75          300
Charge-offs                               --              --             (1)
                                        ----------------------      -------
Balance at end of period                $3,086          $2,787      $ 3,011
                                        ======================      =======

6.    Borrowings

      The Company had the following outstanding borrowings under securities repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB") at June 30, 2005:

                                          Coupon
             Maturity Date                 Rate      Borrowings
             -------------               -------     ---------
                                         (dollars in thousands)
      January 2008(1)                      5.42%      $10,000
      December 2008(1)                     4.72         5,000
      March 2006                           2.27         7,000
      March 2007                           2.65         7,000
      March 2008                           4.13         6,000
                                                      -------
                                                      $35,000
                                                      =======
      Weighted average interest rate                     3.91%
      Accrued interest payable                        $   163

      (1) Callable Quarterly

      The securities transferred to the FHLB subject to the repurchase agreements consist of U.S. Government and agency securities available for sale with a carrying value of $13.3 million and mortgage-backed securities available for sale with a carrying value of $19.0 million. Accrued interest receivable on the securities was $141,000 at June 30, 2005.

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

      The Company's other comprehensive income (loss) is summarized as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2005          2004
                                                          -------       -------
                                                              (In thousands)
      Net unrealized holding gain (loss) arising during
           the period on securities available for sale    $ 2,022       $(8,209)
      Related deferred income tax effect                     (809)        3,170
                                                          -------       -------
      Other comprehensive income (loss)                   $ 1,213       $(5,039)
                                                          =======       =======

      The Company's accumulated other comprehensive loss, which is included in stockholders' equity, is summarized as follows:

                                                June 30,     March 31,
                                                  2005         2005
                                                -------       -------
                                                     (In thousands)
      Net unrealized holding loss on
           securities available for sale        $(2,512)      $(4,534)
      Related deferred income taxes               1,002         1,811
                                                -------       -------
      Accumulated other comprehensive loss      $(1,510)      $(2,723)
                                                =======       =======

8.    Postretirement Plans

      Pension Plans

      The Company maintains two non-contributory defined benefit pension plans that cover substantially all full-time employees who meet certain age and service requirements. Benefits are based on the employee's years of accredited service and average compensation for the three consecutive years that produce the highest average. The Company's funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. The Company expects to contribute $225,000 to the plans in fiscal 2006. Contributions of $154,000 were made during the three months ended June 30, 2005.

      Plan assets are invested in the Guaranteed Deposit Fund ("GDF") which is a group annuity insurance product issued by Prudential Retirement Insurance and Annuity Company ("PRIAC"). Deposits to the GDF are deposited into PRIAC's general account. Payment obligations under the GDF represent an insurance claim supported by all general account assets. The guarantee from PRIAC is based on the claims-paying ability of PRIAC and not the value of securities held in the GDF. As such, the GDF does not operate like a mutual fund, annuity product or other similar investment. The GDF is an intermediate-term, high-grade fixed income portfolio consisting of commercial mortgages, private placement bonds, publicly traded debt securities and asset-backed securities.

      The components of the net periodic pension expense for the plans were as follows:

                                              Three Months Ended
                                                   June 30,
                                              -----------------
                                              2005        2004
                                              -----       -----
                                                (In thousands)
      Service cost                            $ 115       $  91
      Interest cost                             172         160
      Expected return on plan assets           (231)       (225)
      Recognized net actuarial loss              52          27
      Amortization of prior service cost          1           1
                                              -----       -----
           Net periodic pension expense       $ 109       $  54
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

      The components of the net periodic expense for the plan were as follows:

                                         Three Months Ended
                                              June 30,
                                         ------------------
                                           2005     2004
                                          -----     ----
                                         (In thousands)
Service cost                              $ 36     $ 16
Interest cost                               29       24
Recognized net actuarial gain               (3)      (4)
Amortization of prior service cost          33       45
                                          -----    -----
     Net periodic expense                 $ 95     $ 81
                                          =====    =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      Our principal business has historically consisted of offering savings and other deposits to the general public and using the funds from these deposits to make loans secured by residential real estate. Our net income depends primarily upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and investments, and the interest expense paid on deposits and borrowings. To a much lesser degree, our net income is affected by non-interest income, such as banking service charges and fees. Net income is also affected by, among other things, provisions for loan losses and non-interest expense. Our principal non-interest expense consist of compensation and benefits, occupancy and equipment, data processing service fees, advertising and promotion and other expenses, such as ATM expenses, professional fees and insurance premiums. Our net income also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates; government legislation and policies affecting fiscal affairs, housing and financial institutions; monetary policies of the Federal Reserve System and the actions of bank regulatory authorities.

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

Critical Accounting Policies

      Accounting policies considered particularly critical to our financial results include the allowance for loan losses and accounting for goodwill. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance for loan losses considered necessary. Management considers accounting for goodwill to be a critical policy because goodwill must be tested for impairment at least annually using an approach that involves the estimation of fair values. Estimating fair values involves a high degree of judgment and subjectivity in the assumptions utilized.

Financial Condition

      Assets. The Company's total assets amounted to $1.1 billion at June 30, 2005 as compared to $1.0 billion at March 31, 2005. The $53.9 million increase in assets primarily consisted of a $52.7 million increase in net loans to $613.5 million. Our asset growth was funded principally by a $58.4 million increase in deposits to $890.2 million.

      Liabilities. Total deposits were $890.2 million at June 30, 2005, an increase of $58.4 million as compared to $831.8 million at March 31, 2005. Certificates of deposit increased $53.4 million to $606.3 million from $552.9 million; savings and club accounts decreased $5.7 million to $144.8 million from $150.5 million; and money market, NOW and commercial checking accounts increased $10.7 million to $139.1 million from $128.4 million. The increase in deposits, primarily certificates of deposit, reflects deposit growth in three branches opened during fiscal 2005 as well as growth in our existing branches. We have used our certificates of deposit product as a promotional product to attract new customers to our branches. We expect to be able to cross-sell other products to these new customers as they become familiar with our product offerings. The Brookfield branch opened in June 2004, and the Carmel and Bethel branches opened in February 2005 and March 2005, respectively. Borrowings totaled $35.0 million at June 30, 2005 and $38.0 million at March 31, 2005.

      Stockholders' Equity. Total stockholders' equity increased $924,000 to $128.1 million at June 30, 2005 as compared to $127.2 million at March 31, 2005. The increase reflects net income of $1.1 million and a decrease in accumulated other comprehensive loss of $1.2 million, partially offset by treasury stock purchases at a cost of $1.3 million and dividends paid of $758,000.

      The accumulated other comprehensive loss of $1.5 million at June 30, 2005 represents the after-tax net unrealized loss on securities available for sale ($2.5 million pre-tax). The Company invests primarily in mortgage-backed securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac, as well as U.S. Government and Agency securities. The unrealized losses at June 30, 2005 were caused by increases in market yields subsequent to purchase. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2005.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

      Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2005 and 2004. The table reflects the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities (derived by dividing the annualized interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets. No tax-equivalent yield adjustments were made, as the effect thereof was not material. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income. Interest income on loans for the 2005 and 2004 periods has been reduced by amortization of net deferred loan origination costs of $115,000 and $258,000, respectively. Interest income on mortgage-backed securities has been reduced by amortization of purchase premiums (net of discounts) of $197,000 and $245,000 for those same respective periods.

                                                                 For the Three Months Ended June 30,
                                           ----------------------------------------------------------------------------
                                                          2005                                   2004
                                           ----------------------------------------------------------------------------
                                             Average                                 Average
                                           Outstanding               Average       Outstanding                Average
                                             Balance     Interest   Yield/Rate       Balance      Interest   Yield/Rate
                                           ----------    --------   ----------     -----------    --------   ----------
                                                                     (Dollars in thousands)
Interest-earning assets:
Loans (1)                                  $  591,103      8,264      5.61%         $ 481,732      6,897       5.74%
Mortgage-backed securities (2)                254,143      2,191      3.46%           251,624      2,158       3.44%
Other securities (2)                           99,576        851      3.43%            84,458        634       3.01%
Federal funds sold and other
overnight deposits (3)                         31,962        181      2.27%            34,483         59       0.69%
Other (4)                                       6,596         67      4.07%             5,776         21       1.46%
                                           ---------------------                    --------------------
Total interest-earning assets                 983,380     11,554      4.71%           858,073      9,769       4.57%
                                                          ------                                   -----
Non-interest earning assets                    47,599                                  45,585
                                           ----------                               ---------
Total assets                               $1,030,979                               $ 903,658
                                           ==========                               =========

Interest-bearing liabilities:
Savings and club accounts                  $  146,717        188      0.51%         $ 150,066        192       0.51%
Money market accounts                          45,558        118      1.04%            45,920         85       0.74%
NOW accounts                                   64,816         61      0.38%            57,335         36       0.25%
Certificates of deposit                       579,804      4,301      2.98%           460,042      2,628       2.29%
Borrowings                                     37,934        361      3.82%            35,066        365       4.18%
Mortgagors' escrow funds                        4,815          5      0.42%             3,851          5       0.52%
                                           ---------------------                    --------------------
Total interest-bearing liabilities            879,644      5,034      2.30%           752,280      3,311       1.77%
                                                          ------                                   -----
Non-interest-bearing liabilities               25,175                                  17,572
                                           ----------                               ---------
Total liabilities                             904,819                                 769,852
Stockholders' equity                          126,160                                 133,806
                                           ----------                               ---------
Total liabilities and
stockholders' equity                       $1,030,979                               $ 903,658
                                           ==========                               =========
Net interest income                                        6,520                                   6,458
                                                          ======                                   =====
Net interest rate spread (5)                                          2.41%                                    2.80%
Net earning assets (6)                     $  103,736                               $ 105,793
                                           ==========                               =========
                                                                                                               3.02%
Net interest margin (7)                                               2.66%
Ratio of interest-earning assets                                                         1.14x
to interest-bearing liabilities                  1.12x


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

                                           For the Three Months Ended June 30,
                                                       2005 vs. 2004
                                         ---------------------------------------

                                         Increase (Decrease) Due to     Total
                                         --------------------------   Increase
                                              Volume        Rate     (Decrease)
                                         ---------------------------------------
                                                       (In thousands)
Interest-earning assets:
Loans                                        $2,382       $(1,015)      $1,367
Mortgage-backed securities                       21            12           33
Other securities                                123            94          217
Federal funds and other overnight deposits      (29)          151          122
Other                                             3            43           46
                                             ------       -------       ------
Total interest-earning assets                 2,500          (715)       1,785
                                             ------       -------       ------
Interest-bearing liabilities:
Savings and club accounts                        (4)           --           (4)
Money market accounts                            (5)           38           33
NOW accounts                                      5            20           25
Certificates of deposit                         784           889        1,673
Borrowings                                      121          (125)          (4)
Mortgagors' escrow funds                          4            (4)          --
                                             ------       -------       ------
Total interest-bearing liabilities              905           818        1,723
                                             ------       -------       ------
Net interest income                          $1,595       $(1,533)      $   62
                                             ======       =======       ======

      Net Income. Net income amounted to $1.1 million or diluted earnings per share of $0.10 for the quarter ended June 30, 2005, as compared to $1.5 million or diluted earnings per share of $0.12 for the quarter ended June 30, 2004, a decrease of 24.9% in net income. The decrease in net income for the quarter ended June 30, 2005 is primarily attributable to a $678,000 increase in non-interest expense, partially offset by a $226,000 decrease in income tax expense and a $62,000 increase in net interest income.

      Interest Income. Interest income increased $1.8 million to $11.6 million for the quarter ended June 30, 2005, as compared to $9.8 million for the quarter ended June 30, 2004. The increase reflects a $125.3 million increase in average interest-earning assets to $983.4 million during the quarter ended June 30, 2005 as compared to $858.1 million for the same quarter in 2004 and a 14 basis point increase in the average yield on interest-earning assets to 4.71%. The increase in the average balance of interest-earning assets was due primarily to a $109.4 million increase in net loans to $591.1 million and a $17.6 million increase in the average balance of total securities to $353.7 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The increase in the average yield on interest-earning assets reflects the purchase of securities at higher rates than the existing portfolio and increased yields earned on Federal funds as a result of recent increases in short-term market interest rates.

      Loans. Interest income on loans increased $1.4 million, or 19.8%, to $8.3 million for the quarter ended June 30, 2005 as compared to $6.9 million for the same quarter in 2004. This increase is due to a $109.4 million increase in the average balance of loans to $591.1 million, partially offset by a 13 basis point decrease in the yield earned to 5.61%. The decrease in the yield earned is primarily a result of loan originations during fiscal years 2005 and 2004 that were at rates lower than the average yield being earned on the loan portfolio during those periods. Loans originated during the quarter ended June 30, 2005 amounted to $82.9 million. As market interest rates increase, our average yield on loans should continue to increase, however loan originations may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities totaled $2.2 million for the quarter ended June 30, 2005, an increase of $33,000 from the same quarter in 2004. The increase is due to a $2.5 million increase in the average balance of mortgage-backed securities to $254.1 million and a 2 basis point increase in the average yield to 3.46% during the current quarter.

      Interest on other securities increased $217,000 to $851,000 for the quarter ended June 30, 2005, as compared to $634,000 for the same quarter in 2004. The increase is due to a $15.1 million increase in the average balance of other securities to $99.6 million and a 42 basis point increase in the average yield to 3.43%.

      Federal Funds Sold and Other Overnight Deposits. For the quarter ended June 30, 2005, interest on Federal funds sold and other overnight deposits increased $122,000 to $181,000, reflecting a 158 basis point increase in the average yield to 2.27%, partially offset by a $2.5 million decrease in the average balance to $32.0 million. The increase in the average yield is a result of increases by the Federal Reserve in the Federal funds rate.

      Other Earning Assets. Other earning assets consist primarily of FHLB of New York common stock. Dividends on FHLB of New York common stock amounted to $66,000 for quarter ended June 30, 2005 as compared to $21,000 for the same quarter in 2004.

      Interest Expense. Interest expense for the quarter ended June 30, 2005 increased $1.7 million to $5.0 million, as compared to $3.3 million for the quarter ended June 30, 2004. The average balance of interest-bearing liabilities increased $127.3 million to $879.6 million for the quarter ended June 30, 2005 as compared to $752.3 million for the same quarter in 2004, while the average cost of these liabilities increased 53 basis points to 2.30%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the new branches as well as growth in the existing branches. The increase in the average cost of liabilities is a result of increasing short-term market interest rates and an increase in certificates of deposit accounts as a percentage of total deposits. The average balance of certificates of deposit represented 65.9% of the average balance of total interest-bearing liabilities for the quarter ended June 30, 2005, as compared to 61.2% for the quarter ended June 30, 2004. Certificates of deposit are generally offered at higher rates than savings accounts and we have used these accounts to attract customers to the new branches.

      Interest expense on certificates of deposit amounted to $4.3 million for the current quarter as compared to $2.6 million for the same quarter in 2004. The increase is due primarily to a $119.8 million increase in the average balance to $579.8 million from $460.0 million for the same quarter in the prior year, while the average cost of certificates of deposit increased 69 basis points to 2.98%.

      Interest on savings accounts amounted to $188,000 for the current quarter as compared to $192,000 for the quarter ended June 30, 2004. This average balance of savings accounts decreased $3.4 million to $146.7 million for the quarter ended June 30, 2005 as compared to $150.1 million for the same quarter in 2004, while the average cost of savings accounts remained unchanged at 0.51%.

      Interest expense on NOW and money market accounts amounted to $179,000 for quarter ended June 30, 2005 as compared to $121,000 for the same quarter in the prior year. The average cost increased 18 basis points to 0.65% and the average balance of these accounts increased $7.1 million to $110.4 million.

      For the quarter ended June 30, 2005, interest expense on borrowings amounted to $361,000 as compared to $365,000 for the same quarter in 2004. The average balance of borrowings for the current quarter was $37.9 million and the average cost was 3.82%, a decrease of 36 basis points from the same quarter last year.

      Net Interest Income. Net interest income for the quarter ended June 30, 2005 remained relatively unchanged at $6.5 million as compared to the 2004 quarter. The net interest rate spread was 2.41% and 2.80% for the quarters ended June 30, 2005 and 2004, respectively. The net interest margin for those periods was 2.66% and 3.02%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of the effect of mortgage refinancings and lower returns on our investment portfolio as interest rates remained near 40-year lows. Since July 2004, the Federal Reserve raised the Federal funds rate by 225 basis points to 3.25%. However, long term rates have only begun to increase, resulting in a flattening yield curve. As short-term interest rates increased, the cost of our interest-bearing liabilities increased faster than the yield on interest-earning assets which are affected by longer-term interest rates. The decrease in net interest rate spread and net interest margin was also a result of the decrease in the ratio of interest-earning assets to interest-bearing liabilities to 1.12x for the quarter ended June 30, 2005 from 1.14x for the same quarter in 2004.

      Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 85.3% of total loans at June 30, 2005, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

      The provision for loan losses was $75,000 for the quarters ended June 30, 2005 and 2004. Non-performing loans amounted to $2.2 million or 0.36% of total loans at June 30, 2005, as compared to $1.7 million or 0.34% of total loans at June 30, 2004. At March 31, 2005, non-performing loans amounted to $580,000 or 0.10% of total loans. The increase in non-performing loans in the current quarter is due primarily to the delinquencies of two borrowers. The loans to these borrowers are secured by mortgages on single-family residences. The allowance for loan losses amounted to $3.1 million and $3.0 million at June 30, 2005 and March 31, 2005, respectively. There were no charge-offs or recoveries in the quarters ended June 30, 2005 and 2004. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth. Adjustable-rate mortgage loans can involve greater credit risk than fixed-rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At June 30, 2005, adjustable rate loans accounted for 41.5% of total loans as compared to 37.8% at March 31, 2005.

      Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, fees earned on the sale of investment products, late charges on loans, various other service fees and changes in the cash surrender value of bank-owned life insurance ("BOLI"). Service charges and fees totaled $275,000 and $276,000 for the quarters ended June 30, 2005 and 2004, respectively. The increase in the cash surrender value of the BOLI amounted to $94,000 and $76,000 for those same respective periods.

      Non-Interest Expense. Non-interest expense totaled $5.0 million for the quarter ended June 30, 2005 as compared to $4.3 million for the quarter ended June 30, 2004. This increase is primarily due to increases of $415,000 in compensation and benefits expense, $104,000 in occupancy and equipment expense, $87,000 in advertising and promotion expense and $80,000 in other non-interest expense. The increases include costs attributable to the three new branches opened during fiscal 2005.

      The increase in compensation and benefits expense includes a $236,000 increase in compensation costs due primarily to additional staff to support the growth in the Company's lending operations and the new branches. At June 30, 2005, we had 135 full-time equivalent employees as compared to 118 at June 30, 2004. The adoption of SFAS No. 123R will result in additional compensation costs with respect to stock options beginning April 1, 2006, as described in Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1.

      Income Taxes. Income tax expense amounted to $720,000 and $946,000 for the quarters ended June 30, 2005 and 2004, respectively. The effective tax rates for those same periods were 39.0% and 38.7%, respectively. The 23.9% decrease in the income tax expense for the quarter ended June 30, 2005 primarily reflects the 24.5% decrease in pre-tax income.

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

      The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, mortgage-backed securities and collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. During the three months ended June 30, 2005, the Company originated loans totaling $82.9 million and purchased $10.7 million of securities. These disbursements were funded by $20.1 million in principal payments, maturities and calls of securities and $30.3 million in loan principal repayments. During the year ended March 31, 2005, the Company originated $207.9 million of loans and purchased $113.3 million of securities.

      Liquidity management for the Company is both a daily and long-term process which is part of the Company's overall management strategy. Excess funds are generally invested in short-term investments such as Federal funds and certificates of deposit. In the event that the Bank should require additional sources of funds, it could borrow from the FHLB under an available line of credit.

      At June 30, 2005, the Company had outstanding loan commitments of $86.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 2005, totaled $393.1 million. Management believes that a significant portion of such deposits will remain with the Company.

      The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At June 30, 2005, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

      The following table sets forth the capital position of the Bank as of June 30, 2005 and March 31, 2005. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by the Holding Company.

                                                                             OTS Requirements
                                                      -----------------------------   ------------------------
                                                                                         Classification as
                                 Bank Actual           Minimum Capital Adequacy           Well Capitalized
                        ----------------------------  -----------------------------   ------------------------
                           Amount         Ratio           Amount         Ratio           Amount        Ratio
                        ----------------------------  -----------------------------   ------------------------
                                                        (Dollars in thousands)
June 30, 2005
-------------
Tangible capital          $103,124          9.9%         $15,701          1.5%
Tier I (core) capital      103,124          9.9           41,870          4.0          $52,338         5.0%
Risk-based capital:
     Tier I                103,124         21.7           19,031          4.0           28,547         6.0
     Total                 106,210         22.3           38,063          8.0           47,579        10.0

March 31, 2005
--------------
Tangible capital          $101,814         10.3%         $14,888          1.5%
Tier I (core) capital      101,814         10.3           39,703          4.0          $49,627         5.0%
Risk-based capital:
     Tier I                101,814         22.9           17,729          4.0           26,591         6.0
     Total                 104,825         23.6           35,455          8.0           44,319        10.0


Accounting Standards

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of a change in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company's adoption of SFAS No. 154 is not expected to have an impact on its financial condition or results of operations.

      See Note 3 of the Notes to Unaudited  Consolidated Financial Statements in
Item 1 for a discussion of SFAS No. 123R, which will result in a change in the Company's accounting for stock options beginning April 1, 2006.

      On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delayed the effective date of the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. As originally issued, EITF Issue No. 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and was to be effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004 (July 1, 2004 for the Company). On June 29, 2005, the FASB directed its staff to issue Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

Investments," which will supercede EITF Issue No. 03-1 and be effective for impairment analyses conducted in periods beginning after September 15, 2005. Staff Position No. FAS 115-1 will replace the guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary impairments and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the investment has not been made. The Company does not expect that the issuance of Staff Position No. 115-1 will have a material impact on its financial condition or results of operations.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At June 30, 2005, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

      During the three months ended June 30, 2005, there were no significant changes in the Company's assessment of market risk.

Item 4. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of June 30, 2005 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Information regarding Company purchases of its equity securities (common stock) during the three months ended June 30, 2005 is summarized below:


                                                                           Total number of shares     Maximum number of
                                                                             purchased under a       shares that may yet
                                Total number of       Average price          publicly announced       be purchased under
                               shares purchased       paid per share         repurchase plan (1)     repurchase plan (1)
                               ----------------       --------------         -------------------     -------------------
April 1-April 30                       --                    --                     --                     408,844
May 1-May 31                        87,300                  15.46                 87,300                   321,544
June1-June 30                          --                    --                     --                     321,544


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

August 8, 2005