Form 10-Q
period 2005-09-30
SOUND FEDERAL BANCORP INC
filed 2005-11-08
CIK 1064236

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes     No X .
                                                                   ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                Shares
                                                             Outstanding at
         Class                                              November 7, 2005
      ----------------                                      ----------------
      Common Stock,                                             12,310,206
      par value, $0.01

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets at September 30, 2005
        and March 31, 2005 ................................................    1

        Consolidated Statements of Income for the Three Months and
        Six Months Ended September 30, 2005 and 2004 ......................    2

        Consolidated Statement of Changes in Stockholders' Equity for
        the Six Months Ended September 30, 2005 ...........................    3

        Consolidated Statements of Cash Flows for the Six Months
        Ended September 30, 2005 and 2004 .................................    4

        Notes to Unaudited Consolidated Financial Statements ..............    5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   24

Item 4. Controls and Procedures ...........................................   24

                         PART II -- OTHER INFORMATION
                         ----------------------------

Item 1. Legal Proceedings .................................................   24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......   24

Item 3. Defaults upon Senior Securities ...................................   25

Item 4. Submission of Matters to a Vote of Security Holders ...............   25

Item 5. Other Information .................................................   25

Item 6. Exhibits ..........................................................   25

        Signatures ........................................................   26

Part 1. - FINANCIAL INFORMATION
Item 1. Financial Statements
Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

                                                                                                       September 30,      March 31,
                                                                                                            2005            2005
                                                                                                       -------------     -----------
Assets
Cash and due from banks                                                                                 $    10,850     $    11,512
Federal funds sold and other overnight deposits                                                              18,037          31,095
                                                                                                        -----------     -----------
     Total cash and cash equivalents                                                                         28,887          42,607
                                                                                                        -----------     -----------
Securities:
   Available for sale, at fair value  (including  $35,140 and $37,831 pledged as collateral for borrowings  under  repurchase  agreements at September 30,
       2005 and March 31, 2005,
       respectively)                                                                                        242,657         276,154
   Held to maturity, at amortized cost (fair value of $93,679 and $78,728 at September 30, 2005
       and March 31, 2005, respectively)                                                                     94,741          79,489
                                                                                                        -----------     -----------
            Total securities                                                                                337,398         355,643
                                                                                                        -----------     -----------
Loans, net:
  Mortgage loans                                                                                            664,447         558,662
  Consumer and commercial loans                                                                               6,733           5,100
  Allowance for loan losses (Note 5)                                                                         (3,161)         (3,011)
                                                                                                        -----------     -----------
            Total loans, net                                                                                668,019         560,751
                                                                                                        -----------     -----------

 Accrued interest receivable                                                                                  4,741           4,277
 Federal Home Loan Bank stock                                                                                 6,385           5,738
 Premises and equipment, net                                                                                  5,902           6,214
 Goodwill                                                                                                    13,970          13,970
 Bank-owned life insurance                                                                                   10,652          10,464
 Prepaid pension costs                                                                                        3,078           3,057
 Deferred income taxes                                                                                        2,431           2,236
 Other assets                                                                                                 1,602           1,993
                                                                                                        -----------     -----------
            Total assets                                                                                $ 1,083,065     $ 1,006,950
                                                                                                        ===========     ===========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                                              $   913,722     $   831,768
  Borrowings (Note 6)                                                                                        35,000          38,000
  Mortgagors' escrow funds                                                                                    3,368           5,264
  Due to brokers for securities purchased                                                                        --           2,513
  Accrued expenses and other liabilities                                                                      2,796           2,245
                                                                                                        -----------     -----------
            Total liabilities                                                                               954,886         879,790
                                                                                                        -----------     -----------
Stockholders' equity:
   Preferred stock ($0.01 par value; 1,000,000 shares authorized; none issued and outstanding)                   --              --
   Common stock ($0.01 par value; 24,000,000 shares authorized; 13,636,170 shares issued;
      12,310,206 and 12,377,206 shares outstanding at September 30, 2005 and March 31, 2005,
      respectively)                                                                                             136             136
   Additional paid-in capital                                                                               104,258         103,728
   Treasury stock, at cost (1,325,964 and 1,258,964 shares at September 30, 2005 and March 31,
      2005, respectively)                                                                                   (19,186)        (18,131)
   Common stock held by Employee Stock Ownership Plan ("ESOP")                                               (5,801)         (6,053)
   Unearned stock awards                                                                                     (3,844)         (4,435)
   Retained earnings                                                                                         55,325          54,638
   Accumulated other comprehensive loss, net of taxes (Note 7)                                               (2,709)         (2,723)
                                                                                                        -----------     -----------
            Total stockholders' equity                                                                      128,179         127,160
                                                                                                        -----------     -----------
            Total liabilities and stockholders' equity                                                  $ 1,083,065     $ 1,006,950
                                                                                                        ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                                           For the Three Months Ended       For the Six Months Ended
                                                                                   September 30,                  September 30,
                                                                           --------------------------       ------------------------
                                                                               2005            2004            2005            2004
                                                                               ----            ----            ----            ----
Interest and Dividend Income
 Loans                                                                       $ 8,874         $ 7,354         $17,138         $14,251
 Mortgage-backed and other securities                                          3,184           3,024           6,226           5,816
 Federal funds sold and other overnight deposits                                 195              73             376             132
 Other earning assets                                                             85              34             152              55
                                                                             -------         -------         -------         -------
 Total interest and dividend income                                           12,338          10,485          23,892          20,254
                                                                             -------         -------         -------         -------
Interest Expense
 Deposits                                                                      5,423           3,384          10,091           6,325
 Borrowings                                                                      361             390             722             755
 Other interest-bearing liabilities                                                6               5              11              10
                                                                             -------         -------         -------         -------
 Total interest expense                                                        5,790           3,779          10,824           7,090
                                                                             -------         -------         -------         -------

 Net interest income                                                           6,548           6,706          13,068          13,164
 Provision for loan losses (Note 5)                                               75              75             150             150
                                                                             -------         -------         -------         -------
 Net interest income after provision for loan losses                           6,473           6,631          12,918          13,014
                                                                             -------         -------         -------         -------
Non-Interest Income
 Service charges and fees                                                        359             220             634             496
 Income on bank-owned life insurance                                              94              90             188             166
 Gain on sale of assets                                                          325              --             325              --
                                                                             -------         -------         -------         -------
 Total non-interest income                                                       778             310           1,147             662
                                                                             -------         -------         -------         -------
Non-Interest Expense
 Compensation and benefits                                                     2,841           2,462           5,668           4,874
 Occupancy and equipment                                                         751             661           1,488           1,294
 Data processing service fees                                                    354             264             646             564
 Advertising and promotion                                                       187             239             525             490
 Other                                                                           901             975           1,677           1,671
                                                                             -------         -------         -------         -------
 Total non-interest expense                                                    5,034           4,601          10,004           8,893
                                                                             -------         -------         -------         -------

 Income before income tax expense                                              2,217           2,340           4,061           4,783
 Income tax expense                                                              858             909           1,578           1,855
                                                                             -------         -------         -------         -------
 Net income                                                                  $ 1,359         $ 1,431         $ 2,483         $ 2,928
                                                                             =======         =======         =======         =======
Earnings per share (Note 4):
   Basic earnings per share                                                  $  0.12         $  0.12         $  0.22         $  0.25
                                                                             =======         =======         =======         =======
   Diluted earnings per share                                                $  0.12         $  0.12         $  0.21         $  0.25
                                                                             =======         =======         =======         =======

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended September 30, 2005
(Unaudited)
(Dollars in thousands, except per share data)

                                                                         Common                          Accumulated
                                                Additional                Stock    Unearned                 Other         Total
                                     Common      Paid-in     Treasury    Held by    Stock     Retained  Comprehensive  Stockholders'
                                      Stock       Capital     Stock       ESOP      Awards    Earnings       Loss         Equity
                                     -------    ----------  ---------   --------   --------   --------  -------------  -------------
Balance at March 31, 2005             $  136     $103,728   $(18,131)   $(6,053)   $(4,435)   $ 54,638      $(2,723)    $ 127,160
Net income                                --           --         --         --         --       2,483           --         2,483
Other comprehensive income (Note 7)       --           --         --         --         --          --           14            14
                                                                                                                        ---------
  Total comprehensive income                                                                                                2,497
Dividends paid ($0.135 per share),
   net of dividends on unallocated
   ESOP shares                            --           --         --         --         --      (1,569)          --        (1,569)
Purchases of treasury stock
   (87,300 shares)                        --           --     (1,349)        --         --          --           --        (1,349)
Reissuance of treasury stock for
   exercise of stock options
   (20,300 shares)                        --           --        294         --         --        (227)          --            67
Tax benefit from exercise of
   stock options                          --          102         --         --         --          --           --           102
Vesting of stock awards                   --           --         --         --        591          --           --           591
ESOP shares committed to be
   released for allocation                --          428         --        252         --          --           --           680
                                      ------     --------   --------    -------    -------    --------      -------     ---------
Balance at September 30, 2005         $  136     $104,258   $(19,186)   $(5,801)   $(3,844)   $ 55,325      $(2,709)    $ 128,179
                                      ======     ========   ========    =======    =======    ========      =======     =========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                                  For the Six Months Ended
                                                                                       September 30,
                                                                                 --------------------------
                                                                                   2005              2004
                                                                                 ---------         --------
Operating Activities
  Net income                                                                     $   2,483         $  2,928
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                                        150              150
      Depreciation, amortization and accretion                                       1,199            1,185
      ESOP and stock award expense                                                   1,271            1,158
      Income taxes                                                                     515              347
      Gain on sale of assets                                                          (325)              --
      Pension costs                                                                    (21)              67
      Other adjustments, net                                                          (398)            (625)
                                                                                 ---------         --------
          Net cash provided by operating activities                                  4,874            5,210
                                                                                 ---------         --------

Investing Activities
 Purchases of securities:
     Available for sale                                                             (1,000)         (30,015)
     Held to maturity                                                              (26,210)         (38,620)
 Proceeds from payments, maturities and calls of securities:
     Available for sale                                                             34,175           42,783
     Held to maturity                                                                8,384            1,489
 Net disbursements for loan originations and principal repayments                 (105,141)         (51,608)
 Purchase of mortgage loans                                                         (2,532)              --
 Purchases of Federal Home Loan Bank stock                                            (647)            (435)
 Proceeds from sale of assets                                                          396               --
 Purchases of premises and equipment                                                  (226)            (477)
                                                                                 ---------         --------
           Net cash used in investing activities                                   (92,801)         (76,883)
                                                                                 ---------         --------

Financing Activities
 Net increase in deposits                                                           81,954           81,464
 Proceeds from borrowings                                                               --            3,000
 Repayment of borrowings                                                            (3,000)              --
 Net decrease in mortgagors' escrow funds                                           (1,896)          (2,115)
 Purchases of treasury stock                                                        (1,349)          (8,324)
 Proceeds from exercise of stock options                                                67               94
 Payment of cash dividends on common stock                                          (1,569)          (1,458)
                                                                                 ---------         --------
        Net cash provided by financing activities                                   74,207           72,661
                                                                                 ---------         --------

  (Decrease) increase in cash and cash equivalents                                 (13,720)             988
  Cash and cash equivalents at beginning of period                                  42,607           31,211
                                                                                 ---------         --------
  Cash and cash equivalents at end of period                                     $  28,887         $ 32,199
                                                                                 =========         ========

Supplemental Information
  Interest paid                                                                  $  10,781         $  7,056
  Income taxes paid                                                                  1,050            1,450
  (Decrease) increase in  due to brokers for securities purchased                   (2,513)             200
                                                                                 =========         ========

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

      Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                     Three Months Ended             Six Months Ended
                                                        September 30,                 September 30,
                                                   ----------------------        -----------------------
                                                     2005           2004           2005            2004
                                                   -------        -------        --------        -------
                                                           (In thousands, except per share data)
Net income, as reported                            $ 1,359        $ 1,431        $  2,483        $ 2,928
Add stock award expense included in reported
   net income, net of related tax effects              179            180             359            361
Deduct stock award and stock option expense
    determined under the fair-value-based
    method, net of related tax effects                (295)          (296)           (591)          (609)
                                                   -------        -------        --------        -------
Pro forma net income                               $ 1,243        $ 1,315        $  2,251        $ 2,680
                                                   =======        =======        ========        =======
Earnings per share:
   Basic, as reported                              $  0.12        $  0.12        $   0.22        $  0.25
                                                   =======        =======        ========        =======
   Basic, pro forma                                $  0.11        $  0.11        $   0.20        $  0.23
                                                   =======        =======        ========        =======

   Diluted, as reported                            $  0.12        $  0.12        $   0.21        $  0.25
                                                   =======        =======        ========        =======
   Diluted, pro forma                              $  0.11        $  0.11        $   0.19        $  0.22
                                                   =======        =======        ========        =======

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

      SFAS No. 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123R is effective as of the beginning of the first annual reporting period beginning after June 15, 2005 (i.e., the Company's fiscal year beginning April 1, 2006). The standard permits different transition methods. The Company expects to adopt SFAS No. 123R by recognizing compensation expense for (i) all stock options granted after April 1, 2006 and (ii) the portion of previously granted stock options for which the requisite service had not been rendered as of April 1, 2006, based on the grant-date fair value of those awards calculated for purposes of SFAS No. 123 pro forma disclosures. The additional compensation cost for the Company's stock options outstanding at September 30, 2005 that is expected to be recognized in the fiscal year beginning April 1, 2006, as a result of the adoption of SFAS No. 123R, is approximately $557,000 before taxes.

4.    Earnings Per Share

      Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended September 30, 2005 were 11,335,532 and 11,622,821, respectively. For the three months ended September 30, 2004, weighted average common shares used in calculating basic and diluted earnings per share were 11,489,126 and 11,760,206, respectively.

      For the six months ended September 30, 2005, weighted average shares used in calculating basic and diluted earnings per share were 11,350,635 and 11,625,444, respectively. For the six months ended September 30, 2004, the respective weighted average shares were 11,673,803 and 11,948,613.

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

Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                          Three Months Ended                 Six Months Ended            Year Ended
                                             September 30,                     September 30,              March 31,
                                       ------------------------          ------------------------        ----------
                                         2005             2004             2005            2004              2005
                                       ------------------------          ------------------------          -------
                                                             (In thousands)
Balance at beginning of period         $ 3,086          $ 2,787          $ 3,011          $ 2,712          $ 2,712
Provision for loan losses                   75               75              150              150              300
Charge-offs                                 --               --               --               --               (1)
                                       ------------------------          ------------------------          -------
Balance at end of period               $ 3,161          $ 2,862          $ 3,161          $ 2,862            3,011
                                       ========================          ========================          =======

6.    Borrowings

      The Company had the following outstanding borrowings under securities repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB") at September 30, 2005:

       Maturity Date                        Coupon Rate          Borrowings
       -------------                        -----------          ----------
                                                  (dollars in thousands)
      January 2008(1)                          5.42%               $10,000
      December 2008(1)                         4.72                  5,000
      March 2006                               2.27                  7,000
      March 2007                               2.65                  7,000
      March 2008                               4.13                  6,000
                                                                   -------
                                                                   $35,000
                                                                   =======
      Weighted average interest rate                                  3.91%
      Accrued interest payable                                     $   177

      (1)   Callable quarterly

      The securities transferred to the FHLB subject to the repurchase agreements consist of U.S. Government and agency securities available for sale with a carrying value of $18.3 million and mortgage-backed securities available for sale with a carrying value of $16.8 million. Accrued interest receivable on the securities was $281,000 at September 30, 2005.

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

      The Company's other comprehensive income (loss) is summarized as follows:

                                                                       Three Months Ended            Six Months Ended
                                                                          September 30,                September 30,
                                                                      --------------------          ------------------
                                                                       2005           2004          2005          2004
                                                                       ----           ----          ----          ----
                                                                                        (In thousands)
Net unrealized holding (loss) gain arising during
     the period on securities available for sale                      $(1,999)       $ 4,689        $ 23        $(3,520)
Related deferred income tax effect                                        800         (1,780)         (9)         1,390
                                                                      -------        -------        ----        -------
Other comprehensive (loss) income                                     $(1,199)       $ 2,909        $ 14        $(2,130)
                                                                      =======        =======        ====        =======

      The Company's accumulated other comprehensive loss, which is included in stockholders' equity, is summarized as follows:

                                                  September 30,     March 31,
                                                     2005             2005
                                                  -------------     ---------
                                                         (In thousands)

Net unrealized holding loss on securities
  available for sale                               $(4,511)          $(4,534)
Related deferred income taxes                        1,802             1,811
                                                   -------           -------
Accumulated other comprehensive loss               $(2,709)          $(2,723)
                                                   =======           =======

8.    Postretirement Plans

      Pension Plans

      The Company maintains two non-contributory defined benefit pension plans that cover substantially all full-time employees who meet certain age and service requirements. Benefits are based on the employee's years of accredited service and average compensation for the three consecutive years that produce the highest average. The Company's funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. The Company expects to contribute $300,000 to the plans in fiscal 2006. Contributions of $231,000 were made during the six months ended September 30, 2005.

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

      The components of the net periodic expense for the plans were as follows:

                                                       Three Months Ended                Six Months Ended
                                                         September 30,                     September 30,
                                                    ----------------------            ----------------------
                                                     2005             2004             2005             2004
                                                    -----            -----            -----            -----
                                                                        (In thousands)
   Service cost                                     $ 115            $  91            $ 230            $ 182
   Interest cost                                      172              160              344              320
   Expected return on plan assets                    (231)            (225)            (462)            (450)
   Recognized net actuarial loss                       52                1              104                2
   Amortization of prior service cost                   1               27                2               54
                                                    -----            -----            -----            -----
        Net periodic pension expense                $ 109            $  54            $ 218            $ 108
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

      The components of the net periodic expense for the plan were as follows:

                                                   Three Months Ended                Six Months Ended
                                                      September 30,                    September 30,
                                                  --------------------             ---------------------
                                                  2005            2004             2005             2004
                                                  ----            ----             ----             ----
                                                                     (In thousands)
Service cost                                      $ 36            $ 16            $  72            $  32
Interest cost                                       29              24               58               48
Recognized net actuarial gain                       (3)             (4)              (6)              (8)
Amortization of prior service cost                  33              45               66               90
                                                  ----            ----            -----            -----
     Net periodic expense                         $ 95            $ 81            $ 190            $ 162
                                                  ====            ====            =====            =====

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

Financial Condition

      Assets. The Company's total assets amounted to $1.1 billion at September 30, 2005 as compared to $1.0 billion at March 31, 2005. The $76.1 million increase in assets primarily consisted of a $107.3 million increase in net loans to $668.0 million, partially offset by a decrease in total securities of $18.2 million. Our asset growth was funded principally by an $81.9 million increase in deposits to $913.7 million.

      Liabilities. Total deposits were $913.7 million at September 30, 2005, an increase of $81.9 million as compared to $831.8 million at March 31, 2005. Certificates of deposit increased $88.1 million to $641.0 million from $552.9 million; savings and club accounts decreased $11.2 million to $139.3 million from $150.5 million; and money market, NOW and commercial checking accounts increased $5.0 million to $133.4 million from $128.4 million. The increase in deposits, primarily certificates of deposits, reflects deposit growth in three branches opened during fiscal 2005 as well as growth in our existing branches. We have used our certificates of deposit product as a promotional product to attract new customers to our branches. The Brookfield branch opened in June 2004, and the Carmel and Bethel branches opened in February 2005 and March 2005, respectively. Borrowings totaled $35.0 million at September 30, 2005 and $38.0 million at March 31, 2005.

      Stockholders' Equity. Total stockholders' equity increased $1.0 million to $128.2 million at September 30, 2005 as compared to $127.2 million at March 31, 2005. The increase reflects net income of $2.5 million and increases of $1.4 million related to stock options, stock awards and ESOP shares, partially offset by common stock purchases at a cost of $1.3 million and dividends paid of $1.6 million.

      The accumulated other comprehensive loss of $2.7 million at September 30, 2005 represents the after-tax net unrealized loss on securities available for sale ($4.5 million pre-tax). The Company invests primarily in mortgage-backed securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac, as well as U.S. Government and Agency securities. The unrealized losses at September 30, 2005 were caused by increases in market yields subsequent to purchase. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2005.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

      Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2005 and 2004. The table reflects the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities (derived by dividing the annualized interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets. No tax-equivalent yield adjustments were made, as the effect thereof was not material. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income. Interest income on loans for the 2005 and 2004 periods has been reduced by amortization of net deferred loan origination costs of $140,000 and $117,000, respectively. Interest income on mortgage-backed securities has been reduced by amortization of purchase premiums (net of discounts) of $209,000 and $228,000 for those same respective periods.

                                                                For the Three Months Ended September 30,
                                          ------------------------------------------------------------------------------------
                                                             2005                                      2004
                                          ------------------------------------------------------------------------------------
                                            Average                                      Average
                                          Outstanding                      Average      Outstanding                  Average
                                            Balance         Interest      Yield/Rate      Balance     Interest      Yield/Rate
                                          ----------        --------      ----------    -----------   --------      ----------
                                                                            (Dollars in thousands)
Interest-earning assets:
Loans (1)                                 $  631,188          8,874          5.58%       $518,127       7,354         5.63%
Mortgage-backed securities (2)               239,743          2,195          3.63%        260,946       2,276         3.46%
Other securities (2)                         110,368            989          3.56%         92,852         748         3.20%
Federal funds sold and other
overnight deposits (3)                        29,278            195          2.64%         28,074          73         1.03%
Other (4)                                      6,712             85          5.02%          5,826          34         2.32%
                                          ----------       --------                      --------      ------
Total interest-earning assets              1,017,289         12,338          4.81%        905,825      10,485         4.59%
                                                           --------                                    ------
Non-interest earning assets                   49,219                                       41,063
                                          ----------                                     --------
Total assets                              $1,066,508                                     $946,888
                                          ==========                                     ========
Interest-bearing liabilities:
Savings and club accounts                 $  142,773            197          0.55%       $151,682         199         0.52%
Money market accounts                         41,188            121          1.17%         46,893          93         0.79%
NOW accounts                                  64,732             72          0.44%         58,100          36         0.25%
Certificates of deposit                      613,656          5,033          3.25%        498,775       3,056         2.43%
Borrowings                                    35,000            361          4.09%         38,000         390         4.07%
Mortgagors' escrow funds                       5,774              6          0.41%          4,582           5         0.43%
                                          ----------       --------                      --------      ------
Total interest-bearing liabilities           903,123          5,790          2.54%        798,032       3,779         1.88%
                                                           --------                                    ------
Non-interest-bearing liabilities              33,257                                       24,295
                                          ----------                                     --------
Total liabilities                            936,380                                      822,327
Stockholders' equity                         130,128                                      124,561
                                          ----------                                     --------
Total liabilities and

stockholders' equity                      $1,066,508                                     $946,888
                                          ==========                                     ========
Net interest income                                           6,548                                     6,706
                                                           ========                                    ======
Net interest rate spread (5)                                                 2.27%                                    2.71%
Net earning assets (6)                    $  114,166                                     $107,793
                                          ==========                                     ========
Net interest margin (7)                                                      2.55%                                    2.94%
Ratio of interest-earning assets
to interest-bearing liabilities                 1.13x                                        1.14x

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

                                                       For the Three Months Ended September 30,
                                                                    2005 vs. 2004
                                                 ----------------------------------------------------
                                                 Increase (Decrease) Due to
                                                 ------------------------------        Total Increase
                                                 Volume                  Rate            (Decrease)
                                                 ----------------------------------------------------
                                                                    (In thousands)
Interest-earning assets:
Loans                                              $ 1,958             $  (438)            $ 1,520
Mortgage-backed securities                            (604)                523                 (81)
Other securities                                       151                  90                 241
Federal funds and other overnight deposits               3                 119                 122
Other                                                    6                  45                  51
                                                   -------             -------             -------

Total interest-earning assets                        1,514                 339               1,853
                                                   -------             -------             -------

Interest-bearing liabilities:
Savings and club accounts                              (47)                 45                  (2)
Money market accounts                                  (66)                 94                  28
NOW accounts                                             5                  31                  36
Certificates of deposit                                802               1,175               1,977
Borrowings                                             (42)                 13                 (29)
Mortgage escrow funds                                    3                  (2)                  1
                                                   -------             -------             -------

Total interest-bearing liabilities                     655               1,356               2,011
                                                   -------             -------             -------

Net interest income                                $   859             $(1,017)            $  (158)

      Net Income. Net income amounted to $1.36 million or diluted earnings per share of $0.12 for the quarter ended September 30, 2005 and $1.43 million or diluted earnings per share of $0.12 for the quarter ended September 30, 2004. Net income decreased $72,000 for the quarter ended September 30, 2005 which is primarily attributable to a $433,000 increase in non-interest expense and a $158,000 decrease in net interest income, partially offset by a $468,000 increase in non-interest income and a $51,000 decrease in income tax expense.

      Interest Income. Interest income increased $1.8 million to $12.3 million for the quarter ended September 30, 2005, as compared to $10.5 million for the quarter ended September 30, 2004. The increase reflects a $111.5 million increase in average interest-earning assets to $1.0 billion during the quarter ended September 30, 2005 as compared to $905.8 million for the same quarter in the prior year and a 22 basis point increase in the average yield on interest-earning assets to 4.81%. The increase in the average balance of interest-earning assets was due primarily to a $113.1 million increase in the average balance of net loans to $631.2 million, partially offset by a $3.7 million decrease in the average balance of total securities to $350.1 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The increase in the average yield on interest-earning assets reflects the purchase of securities at higher rates than the existing portfolio and increased yields earned on Federal funds as a result of recent increases in short-term market interest rates.

      Loans. Interest income on loans increased $1.5 million, or 20.7%, to $8.9 million for the quarter ended September 30, 2005 as compared to $7.4 million for the same quarter in 2004. This increase is due to a $113.1 million increase in the average balance of loans to $631.2 million, partially offset by a 5 basis point decrease in the yield earned to 5.58%. The decrease in the yield earned is primarily a result of loan originations during fiscal years 2005 and 2004 that were at rates lower than the average yield being earned on the loan portfolio during those periods. Loans originated during the quarter ended September 30, 2005 amounted to $91.7 million. As market interest rates increase, our average yield on loans should increase, however loan originations may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities totaled $2.2 million for the quarter ended September 30, 2005, a decrease of $81,000 from the same quarter in 2004. The decrease is due to a $21.2 million decrease in the average balance of mortgage-backed securities to $239.7 million, partially offset by a 17 basis point increase in the average yield to 3.63% during the current quarter.

      Interest on other securities increased $241,000 to $989,000 for the quarter ended September 30, 2005, as compared to $748,000 for the same quarter in 2004. The increase is due to a $17.5 million increase in the average balance of other securities to $110.4 million and a 36 basis point increase in the average yield to 3.56%.

      Federal Funds Sold and Other Overnight Deposits. For the quarter ended September 30, 2005, interest on Federal funds sold and other overnight deposits increased $122,000 to $195,000, reflecting a 161 basis point increase in the average yield to 2.64%, and a $1.2 million increase in the average balance to $29.3 million. The increase in the average yield is a result of increases by the Federal Reserve in the Federal funds rate.

      Other Earning Assets. Other earning assets consist primarily of FHLB of New York common stock. Dividends on FHLB of New York common stock amounted to $85,000 for the quarter ended September 30, 2005 as compared to $34,000 for the same quarter in 2004.

      Interest Expense. Interest expense for the quarter ended September 30, 2005 increased $2.0 million to $5.8 million, as compared to $3.8 million for the quarter ended September 30, 2004. The average balance of interest-bearing liabilities increased $105.1 million to $903.1 million for the quarter ended September 30, 2005 as compared to $798.0 million for the same quarter in the prior year, while the average cost of these liabilities increased 66 basis points to 2.54%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the new branches as well as growth in the existing branches. The increase in the average cost of liabilities is a result of increasing short-term market interest rates and an increase in certificates of deposit accounts as a percentage of total deposits. The average balance of certificates of deposit represented 67.9% of the average balance of total interest-bearing liabilities for the quarter ended September 30, 2005, as compared to 62.5% for the quarter ended September 30, 2004. Certificates of deposit are generally offered at higher rates than savings accounts and we have used these accounts to attract customers to our recently opened branch locations.

      Interest expense on certificates of deposit amounted to $5.0 million for the current quarter as compared to $3.1 million for the same quarter in 2004. The increase is due primarily to a $114.9 million increase in the average balance to $613.7 million from $498.8 million for the same quarter last year, while the average cost of certificates of deposit increased 82 basis points to 3.25%.

      Interest on savings accounts amounted to $197,000 for the current quarter as compared to $199,000 for the quarter ended September 30, 2004. This decrease is the result of an $8.9 million decrease in the average balance of savings accounts to $142.8 million for the quarter ended September 30, 2005 as compared to $151.7 million for the same quarter in 2004, partially offset by an increase of 3 basis points in the average cost of savings accounts to 0.55%.

      Interest expense on NOW and money market accounts amounted to $193,000 for quarter ended September 30, 2005 as compared to $129,000 for the same quarter in the prior year. The average cost increased 23 basis points to 0.72% and the average balance of these accounts increased $927,000 to $105.9 million.

      For the quarter ended September 30, 2005, interest expense on borrowings amounted to $361,000 as compared to $390,000 for the same quarter in 2004. The average balance of borrowings for the current quarter was $35.0 million and the average cost was 4.09%, an increase of 2 basis points from the same quarter last year.

      Net Interest Income. Net interest income for the quarter ended September 30, 2005 decreased $158,000 to $6.5 million as compared to $6.7 million for the same quarter in the prior year. The net interest rate spread was 2.27% and 2.71% for the quarters ended September 30, 2005 and 2004, respectively. The net interest margin for those periods was 2.55% and 2.94%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of a decrease in the spread between short- and long-term market interest rates. The Federal Reserve began raising the Federal funds rate in July 2004. Since that time and through September 30, 2005, the Federal Reserve has raised the Federal funds rate by 275 basis points to 3.75%. However, long term rates have only begun to increase, resulting in a flattening yield curve. As short-term interest rates increased, the cost of our interest-bearing liabilities increased faster than the yield on interest-earning assets which are affected by longer-term interest rates.

      Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 85.2% of total loans at September 30, 2005, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

      The provision for loan losses was $75,000 for the quarters ended September 30, 2005 and 2004. Non-performing loans amounted to $1.3 million or 0.19% of total loans at September 30, 2005, as compared to $963,000 or 0.18% of total loans at September 30, 2004. The allowance for loan losses amounted to $3.2 million and $3.0 million at September 30, 2005 and March 31, 2005, respectively. There were no charge-offs or recoveries in the quarters ended September 30, 2005 and 2004. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth. Adjustable-rate mortgage loans can involve greater credit risk than fixed-rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At September 30, 2005, adjustable rate loans accounted for 42.9% of total loans as compared to 37.8% at March 31, 2005.

      Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, fees earned on the sale of investment products, late charges on loans, various other service fees and changes in the cash surrender value of bank-owned life insurance ("BOLI"). Service charges and fees totaled $359,000 and $220,000 for the quarters ended September 30, 2005 and 2004, respectively. The increase in service charges and fees is primarily due to an increase in prepayment fees on loans and to service charges on deposits as a result of increases in the fee structure and deposit account growth. The increase in the cash surrender value of the BOLI amounted to $94,000 and $90,000 for those same respective periods. The Company also had a gain on the sale of real estate of $325,000 for the quarter ended September 30, 2005. The property was contiguous to an existing branch site. Management determined that this property was not going to be used in connection with the operation of the branch.

      Non-Interest Expense. Non-interest expense totaled $5.0 million for the quarter ended September 30, 2005 as compared to $4.6 million for the quarter ended September 30, 2004. This increase is primarily due to increases of $379,000 in compensation expense, $90,000 in occupancy and equipment expense and $90,000 in data processing service fees, partially offset by a $52,000 decrease in advertising and promotion expense. The increases include costs are attributable to the three new branches opened during fiscal 2005.

      The increase in compensation and benefits expense is due primarily to a $258,000 increase in compensation costs due primarily to additional staff to support the growth in the Company's lending operations and the new branches. The adoption of SFAS No. 123R will result in additional compensation costs with respect to stock options beginning April 1, 2006, as described in Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1.

      Income Taxes. Income tax expense amounted to $858,000 and $909,000 for the quarters ended September 30, 2005 and 2004, respectively. The effective tax rates for those same periods were 38.7% and 38.8%, respectively.

Comparison of Results of Operations for the Six Months Ended September 30, 2005 and 2004

      Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended September 30, 2005 and 2004. The table reflects the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities (derived by dividing the annualized interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets. No tax-equivalent yield adjustments were made, as the effect thereof was not material. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income. Interest income on loans for the 2005 and 2004 periods has been reduced by amortization of net deferred loan origination costs of $255,000 and $275,000, respectively. Interest income on mortgage-backed securities has been reduced by amortization of purchase premiums (net of discounts) of $406,000 and $470,000 for those same respective periods.

                                                                 For the Six Months Ended September 30,
                                          ------------------------------------------------------------------------------------
                                                             2005                                      2004
                                          ------------------------------------------------------------------------------------
                                            Average                                      Average
                                          Outstanding                      Average      Outstanding                  Average
                                            Balance         Interest      Yield/Rate      Balance     Interest      Yield/Rate
                                          ----------        --------      ----------    -----------   --------      ----------
                                                                            (Dollars in thousands)
Interest-earning assets:
Loans (1)                                 $  611,137         17,138         5.59%        $499,979      14,251         5.69%
Mortgage-backed securities (2)               246,934          4,386         3.54%         256,307       4,434         3.45%
Other securities (2)                         104,987          1,840         3.50%          88,673       1,382         3.11%
Federal funds sold and other
overnight deposits (3)                        30,672            376         2.45%          31,269         132         0.84%
Other (4)                                      6,654            152         4.56%           5,800          55         1.89%
                                          ----------       --------                      --------      ------
Total interest-earning assets              1,000,384         23,892         4.76%         882,028      20,254         4.58%
                                                           --------                                    ------
Non-interest earning assets                   46,365                                       43,313
                                          ----------                                     --------
Total assets                              $1,046,749                                     $925,341
                                          ==========                                     ========

Interest-bearing liabilities:

Savings and club accounts                 $  144,743            386         0.53%        $150,880         391         0.52%
Money market accounts                         42,722            239         1.12%          46,402         178         0.77%
NOW accounts                                  63,870            132         0.41%          57,722          72         0.25%
Certificates of deposit                      596,794          9,334         3.12%         479,469       5,684         2.36%
Borrowings                                    36,459            722         3.95%          36,541         755         4.12%
Mortgagors' escrow funds                       5,297             11         0.41%           4,218          10         0.47%
                                          ----------       --------                      --------      ------
Total interest-bearing liabilities           889,885         10,824         2.43%         775,232       7,090         1.82%
                                                           --------                                    ------
Non-interest-bearing liabilities              30,020                                       20,950
                                          ----------                                     --------
Total liabilities                            919,905                                      796,182
Stockholders' equity                         126,844                                      129,159
                                          ----------                                     --------
Total liabilities and
stockholders' equity                      $1,046,749                                     $925,341
                                          ==========                                     ========
Net interest income                                          13,068                                    13,164
                                                           ========                                    ======
Net interest rate spread (5)                                                2.33%                                     2.76%
Net earning assets (6)                    $  110,499                                     $106,796
                                          ==========                                     ========
Net interest margin (7)                                                     2.61%                                     2.98%
Ratio of interest-earning assets
to interest-bearing liabilities                 1.12x                                       1.14x

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


                                                           For the Six Months Ended September 30,
                                                                        2005 vs. 2004
                                                   ---------------------------------------------------
                                                     Increase (Decrease) Due to
                                                   -------------------------------      Total Increase
                                                      Volume             Rate             (Decrease)
                                                   ---------------------------------------------------
                                                                   (In thousands)
Interest-earning assets:
Loans                                                $ 3,602            $  (715)           $ 2,887
Mortgage-backed securities                              (297)               249                (48)
Other securities                                         272                186                458
Federal funds and other overnight deposits                (8)               252                244
Other                                                      9                 88                 97
                                                     -------            -------            -------
Total interest-earning assets                          3,578                 60              3,638
                                                     -------            -------            -------
Interest-bearing liabilities:
Savings and club accounts                                (24)                19                 (5)
Money market accounts                                    (39)               100                 61
NOW accounts                                               8                 52                 60
Certificates of deposit                                1,576              2,074              3,650
Borrowings                                                (2)               (31)               (33)
Mortgage escrow funds                                      4                 (3)                 1
                                                     -------            -------            -------
Total interest-bearing liabilities                     1,523              2,211              3,734
                                                     -------            -------            -------
Net interest income                                  $ 2,055            $(2,151)           $   (96)


      Net Income. Net income amounted to $2.5 million or diluted earnings per share of $0.21 for the six months ended September 30, 2005, as compared to $2.9 million or diluted earnings per share of $0.25 for the six months ended September 30, 2004, a decrease of 15.2% in net income. The decrease in net income for the six months ended September 30, 2005 is primarily attributable to a $1.1 million increase in non-interest expense, partially offset by a $485,000 increase in non-interest income and a $277,000 decrease in income tax expense.

      Interest Income. Interest income increased $3.6 million to $23.9 million for the six months ended September 30, 2005, as compared to $20.3 million for the six months ended September 30, 2004. The increase reflects a $118.4 million increase in average interest-earning assets to $1.0 billion during the six months ended September 30, 2005 as compared to $882.0 million for the same period in the prior year and an 18 basis point increase in the average yield on interest-earning assets to 4.76%. The increase in the average balance of interest-earning assets was due primarily to a $111.2 million increase in net loans to $611.1 million and a $6.9 million increase in the average balance of total securities to $351.9 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The increase in the average yield on interest-earning assets reflects the purchase of securities at higher rates than the existing portfolio and increased yields earned on Federal funds as a result of recent increases in short-term market interest rates.

      Loans. Interest income on loans increased $2.8 million, or 20.3%, to $17.1 million for the six months ended September 30, 2005 as compared to $14.3 million for the same period in 2004. This increase is due to a $111.2 million increase in the average balance of loans to $611.1 million, partially offset by a 10 basis point decrease in the yield earned to 5.59%. The decrease in the yield earned is primarily a result of loan originations during fiscal years 2005 and 2004 that were at rates lower than the average yield being earned on the loan portfolio during those periods. Loans originated during the six months ended September 30, 2005 amounted to $174.6 million. As market interest rates increase, our average yield on loans should increase, however loan originations may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities totaled $4.4 million for the six months ended September 30, 2005, a decrease of $48,000 from the six months ended September 30, 2004. The decrease is due to a $9.4 million decrease in the average balance of mortgage-backed securities to $246.9 million, partially offset by a 9 basis point increase in the average yield to 3.54%.

      Interest on other securities increased $458,000 to $1.8 million for the six months ended September 30, 2005, as compared to $1.4 million for the same six months in 2004. The increase is due to a $16.3 million increase in the average balance of other securities to $105.0 million and a 39 basis point increase in the average yield to 3.50%.

      Federal Funds Sold and Other Overnight Deposits. For the six months ended September 30, 2005, interest on Federal funds sold and other overnight deposits increased $244,000 to $376,000, reflecting a 161 basis point increase in the average yield to 2.45%, partially offset by a $597,000 decrease in the average balance to $30.7 million. The increase in the average yield is a result of increases by the Federal Reserve in the Federal funds rate.

      Other Earning Assets. Other earning assets consist primarily of FHLB of New York common stock. Dividends on FHLB of New York common stock amounted to $146,000 for six months ended September 30, 2005 as compared to $50,000 for the same six months in 2004.

      Interest Expense. Interest expense for the six months ended September 30, 2005 increased $3.7 million to $10.8 million, as compared to $7.1 million for the six months ended September 30, 2004. The average balance of interest-bearing liabilities increased $114.7 million to $889.9 million during the six months ended September 30, 2005 as compared to $775.2 million for the same period in 2004, while the average cost of these liabilities increased 61 basis points to 2.43%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the new branches as well as growth in the existing branches. The increase in the average cost of liabilities is a result of increasing short-term market interest rates and an increase in certificates of deposit accounts as a percentage of total deposits. The average balance of certificates of deposit represented 67.1% of the average balance of total interest-bearing liabilities for the six months ended September 30, 2005, as compared to 61.8% for the six months ended September 30, 2004. Certificates of deposit are generally offered at higher rates than savings accounts and we have used these accounts to attract customers to our recently opened branch locations.

      Interest expense on certificates of deposit amounted to $9.3 million for the six months ended September 30, 2005 as compared to $5.7 million for the six months ended September 30, 2004. The increase is due primarily to a $117.3 million increase in the average balance to $596.8 million from $479.5 million, and a 76 basis point increase in the average cost of certificates of deposit to 3.12%.

      Interest on savings accounts amounted to $386,000 for the six months ended September 30, 2005 as compared to $391,000 for the six months ended September 30, 2004. This decrease is the result of a $6.1 million decrease in the average balance of savings accounts to $144.7 million for the six months ended September 30, 2005 as compared to $150.9 million for the same period in 2004, while the average cost of savings accounts increased 1 basis point to 0.53%.

      Interest expense on NOW and money market accounts amounted to $371,000 for six months ended September 30, 2005 as compared to $250,000 for the same six months in the prior year. The average cost of these deposits increased 21 basis points to 0.69% and the average balance of these accounts increased $2.5 million to $106.6 million.

      For the six months ended September 30, 2005, interest expense on borrowings amounted to $722,000 as compared to $755,000 for the same six months in 2004. The average balance of borrowings for the six months ended September 30, 2005 was $36.5 million, substantially unchanged from the same period in 2004, and the average cost decreased 17 basis points to 3.95%.

      Net Interest Income. Net interest income for the six months ended September 30, 2005 decreased $96,000 to $13.1 million as compared to $13.2 million for the same six months in the prior year. The net interest rate spread was 2.33% and 2.76% for the six months ended September 30, 2005 and 2004, respectively. The net interest margin for those same respective periods was 2.61% and 2.98%. The decreases in interest rate spread and net interest margin are primarily the result of a decrease in the spread between short- and long-term market interest rates. The Federal Reserve began raising the Federal funds rate in July 2004, Since that time and through September 30, 2005, the Federal Reserve has raised the Federal funds rate by 275 basis points to 3.75%. However, long term rates have only begun to increase, resulting in a flattening yield curve. As short-term interest rates increased, the cost of our interest-bearing liabilities increased faster than the yield on interest-earning assets which are affected by longer-term interest rates.

      Provision for Loan Losses. The provision for loan losses was $150,000 for each of the six-month periods ended September 30, 2005 and 2004. Non-performing loans amounted to $1.3 million or 0.19% of total loans at September 30, 2005, as compared to $963,000 or 0.18% of total loans at September 30, 2004. The allowance for loan losses amounted to $3.2 million and $3.0 million at September 30, 2005 and March 31, 2005, respectively. There were no charge-offs or recoveries in the six months ended September 30, 2005 and 2004. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth. Adjustable-rate mortgage loans can involve greater credit risk than fixed-rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At September 30, 2005, adjustable rate loans accounted for 42.9% of total loans as compared to 37.8% at March 31, 2005.

      Non-Interest Income. Service charges and fees totaled $634,000 and $496,000 for the six months ended September 30, 2005 and 2004, respectively. The increase in service charges and fees is primarily due to an increase in prepayment fees on loans and to service charges on deposits as a result of increases in the fee structure and deposit account growth. The increase in the cash surrender value of the BOLI amounted to $188,000 and $166,000 for those same respective periods. The Company also had a gain on the sale of real estate of $325,000 during the six months ended September 30, 2005. The property was contiguous to an existing branch site. Management determined that this property was not going to be used in connection with the operation of the branch.

      Non-Interest Expense. Non-interest expense totaled $10.0 million for the six months ended September 30, 2005 as compared to $8.9 million for the six months ended September 30, 2004. This increase is primarily due to increases of $794,000 in compensation expense, $194,000 in occupancy and equipment expense, and $82,000 in data processing service fees. The increases include costs attributable to the three new branches opened during fiscal 2005.

      The increase in compensation and benefits expense is due primarily to a $494,000 increase in compensation costs due primarily to additional staff to support the growth in the Company's lending operations and the new branches. The adoption of SFAS No. 123R will result in additional compensation costs with respect to stock options beginning April 1, 2006, as described in
Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1.

      Income Taxes. Income tax expense amounted to $1.6 million and $1.9 million for the six months ended September 30, 2005 and 2004, respectively. The effective tax rates for those same periods were 38.9% and 38.8%, respectively. The 14.9% decrease in the income tax expense for the six months ended September 30, 2005 primarily reflects the 15.1% decrease in pre-tax income.

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

      The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, mortgage-backed securities and collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. During the six months ended September 30, 2005, the Company originated loans of $174.6 million, purchased loans of $2.5 million and purchased securities of $27.2 million. These disbursements were funded by $42.6 million in principal payments, maturities and calls of securities and $70.2 million in loan principal repayments. During the year ended March 31, 2005, the Company originated $207.9 million of loans and purchased $113.3 million of securities.

      Liquidity management for the Company is both a daily and long-term process which is part of the Company's overall management strategy. Excess funds are generally invested in short-term investments such as Federal funds and certificates of deposit. In the event that the Bank should require additional sources of funds, it could borrow from the FHLB under an available line of credit.

      At September 30, 2005, the Company had outstanding loan commitments of $98.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposits scheduled to mature in one year or less from September 30, 2005, totaled $367.4 million. Management believes that a significant portion of such deposits will remain with the Company.

      The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At September 30, 2005, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

      The following table sets forth the capital position of the Bank as of September 30, 2005 and March 31, 2005. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by the Holding Company.

                                                                               OTS Requirements
                                                        ------------------------------------------------------
                                                                                      Classification as Well
                                  Bank Actual            Minimum Capital Adequacy           Capitalized
                            ----------------------      -------------------------   --------------------------
                              Amount        Ratio         Amount        Ratio         Amount        Ratio
                            ----------------------      -------------------------   --------------------------
                                                           (Dollars in thousands)
September 30, 2005
------------------
Tangible capital             $104,817         9.8%        $16,040        1.5%
Tier I (core) capital         104,817         9.8          42,773        4.0         $53,466         5.0%
Risk-based capital:
     Tier I                   104,817        21.1          19,899        4.0          29,849         6.0
     Total                    107,978        21.7          39,798        8.0          49,748        10.0

March 31, 2005
--------------
Tangible capital             $101,814        10.3%        $14,888        1.5%
Tier I (core) capital         101,814        10.3          39,703        4.0         $49,627         5.0%
Risk-based capital:
     Tier I                   101,814        22.9          17,729        4.0          26,591         6.0
     Total                    104,825        23.6          35,455        8.0          44,319        10.0

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

      FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than tempoary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At September 30, 2005, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

      During the six months ended September 30, 2005, there were no significant changes in the Company's assessment of market risk.

Item 4. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of September 30, 2005 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Information regarding Company purchases of its equity securities (common stock) during the three months ended September 30, 2005 is summarized below:

                                                                   Total number of
                                                                   shares purchased       Maximum number of
                                                                   under a publicly      shares that may yet
                          Total number of   Average price paid   announced repurchase    be purchased under
                          shares purchased       per share             plan (1)           repurchase plan (1)
                          ----------------       ---------             --------          -------------------
July 1-July 31                    --                --                    --                   321,544
August 1-August 31                                  --                    --                   321,544
September 1-September 30          --                --                    --                   321,544


(1) On June 11, 2004, the Company announced a program to repurchase up to 658,844 shares of its common stock. This program has no expiration date.

Item 3. Defaults upon Senior Securities

      None


Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on August 11, 2005. The purpose of the meeting was the election of three directors of the Company and the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending March 31, 2006. The results of the votes were as follows:

      Proposal 1 - Election of Directors

                                           For          Withheld
                                           ---          --------
            Bruno J. Gioffre            10,200,996       896,016
            Richard P. McStravick       10,244,955       852,057
            James Staudt                10,254,655       842,357

      Proposal 2 - Ratification of Appointment of KPMG LLP

          For          Against       Abstain
      ----------       -------       -------
      10,599,752       432,648       64,612

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

November 8, 2005