Form 10-Q
period 2005-12-31
SOUND FEDERAL BANCORP INC
filed 2006-02-07
CIK 1064236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Large accelerated filer ____ Accelerated filer X Non-accelerated filer ____.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _____ No X .

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                                          Shares
           ----------------                                Outstanding at
            Common Stock,                                 February 6, 2006
           par value, $0.01                               ----------------
                                                             12,322,206

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets at December 31, 2005
         and March 31, 2005.................................................   1

         Consolidated Statements of Income for the Three Months and
         Nine Months Ended December 31, 2005 and 2004.......................   2

         Consolidated Statement of Changes in Stockholders' Equity
         for the Nine Months Ended December 31, 2005........................   3

         Consolidated Statements of Cash Flows for the Nine Months

         Ended December 31, 2005 and 2004...................................   4

         Notes to Unaudited Consolidated Financial Statements...............   5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........  24

Item 4.  Controls and Procedures............................................  24

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings..................................................  25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  25

Item 3.  Defaults upon Senior Securities....................................  25

Item 4.  Submission of Matters to a Vote of Security Holders................  25

Item 5.  Other Information..................................................  25

Item 6.  Exhibits...........................................................  25

         Signatures.........................................................  26

Part 1. - FINANCIAL INFORMATION
Item 1.  Financial Statements

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)                                            December 31,     March 31,
                                                                      2005           2005
                                                                  ------------    -----------
Assets
Cash and due from banks                                            $    12,591    $    11,512
Federal funds sold and other overnight deposits                         44,116         31,095
                                                                   -----------    -----------
     Total cash and cash equivalents                                    56,707         42,607
                                                                   -----------    -----------
Securities:
   Available for sale, at fair value (including $33,237
       and $37,831 pledged as collateral for borrowings
       under repurchase agreements at December 31,
       2005 and March 31, 2005, respectively)                          227,537        276,154
   Held to maturity, at amortized cost (fair value of
       $106,474 and $78,728 at December 31, 2005 and
       March 31, 2005, respectively)                                   107,931         79,489
                                                                   -----------    -----------
            Total securities                                           335,468        355,643
                                                                   -----------    -----------
Loans, net:
  Mortgage loans                                                       707,288        558,662
  Consumer and commercial loans                                          6,698          5,100
  Allowance for loan losses (Note 5)                                    (3,236)        (3,011)
                                                                   -----------    -----------
            Total loans, net                                           710,750        560,751
                                                                   -----------    -----------

 Accrued interest receivable                                             4,764          4,277
 Federal Home Loan Bank stock                                            3,157          5,738
 Premises and equipment, net                                             5,687          6,214
 Goodwill                                                               13,970         13,970
 Bank-owned life insurance                                              10,747         10,464
 Prepaid pension costs                                                   4,299          3,057
 Deferred income taxes                                                   1,977          2,236
 Other assets                                                            1,800          1,993
                                                                   -----------    -----------
            Total assets                                           $ 1,149,326    $ 1,006,950
                                                                   ===========    ===========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                         $   969,702    $   831,768
  Borrowings (Note 6)                                                   35,000         38,000
  Mortgagors' escrow funds                                               7,302          5,264
  Due to brokers for securities purchased                                5,867          2,513
  Accrued expenses and other liabilities                                 2,804          2,245
                                                                   -----------    -----------
            Total liabilities                                        1,020,675        879,790
                                                                   -----------    -----------
Stockholders' equity:
   Preferred stock ($0.01 par value; 1,000,000 shares
   authorized; none issued and outstanding)                                 --             --
   Common stock ($0.01 par value; 24,000,000 shares
     authorized; 13,636,170 shares issued; 12,322,206
     and 12,377,206 shares outstanding at December 31, 2005
     and March 31, 2005, respectively)                                     136            136
   Additional paid-in capital                                          104,630        103,728
   Treasury stock, at cost (1,313,964 and 1,258,964 shares
     at December 31, 2005 and March 31, 2005, respectively)            (19,013)       (18,131)
   Common stock held by Employee Stock Ownership Plan ("ESOP")          (5,675)        (6,053)
   Unearned stock awards                                                (3,548)        (4,435)
   Retained earnings                                                    55,356         54,638
   Accumulated other comprehensive loss, net of taxes (Note 7)          (3,235)        (2,723)
                                                                   -----------    -----------
            Total stockholders' equity                                 128,651        127,160
                                                                   -----------    -----------
            Total liabilities and stockholders' equity             $ 1,149,326    $ 1,006,950
                                                                   ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                        For the Three Months Ended     For the Nine Months Ended
                                                               December 31,                   December 31,
                                                        --------------------------     -------------------------
                                                            2005            2004         2005            2004
                                                            ----            ----         ----            ----
Interest and Dividend Income
 Loans                                                    $ 9,834         $ 7,482      $26,972         $21,733
 Mortgage-backed and other securities                       3,166           3,101        9,392           8,917
 Federal funds sold and other overnight deposits              290             113          666             245
 Other earning assets                                          88              32          240              87
                                                          -------         -------      -------         -------
 Total interest and dividend income                        13,378          10,728       37,270          30,982
                                                          -------         -------      -------         -------
Interest Expense
 Deposits                                                   6,286           3,677       16,377          10,002
 Borrowings                                                   362             371        1,084           1,126
 Other interest-bearing liabilities                             7               5           18              15
                                                          -------         -------      -------         -------
 Total interest expense                                     6,655           4,053       17,479          11,143
                                                          -------         -------      -------         -------
 Net interest income                                        6,723           6,675       19,791          19,839
 Provision for loan losses (Note 5)                            75              75          225             225
                                                          -------         -------      -------         -------
 Net interest income after provision for loan losses        6,648           6,600       19,566          19,614
                                                          -------         -------      -------         -------
Non-Interest Income
 Service charges and fees                                     251             244          885             740
 Income on bank-owned life insurance                           95             121          283             287
 Gain on sale of assets                                      --                17          325              17
                                                          -------         -------      -------         -------
 Total non-interest income                                    346             382        1,493           1,044
                                                          -------         -------      -------         -------
Non-Interest Expense
 Compensation and benefits                                  2,969           2,538        8,637           7,412
 Occupancy and equipment                                      748             673        2,236           1,967
 Data processing service fees                                 264             314          910             878
 Advertising and promotion                                    303             189          828             679
 Other                                                        961             886        2,638           2,557
                                                          -------         -------      -------         -------
 Total non-interest expense                                 5,245           4,600       15,249          13,493
                                                          -------         -------      -------         -------
 Income before income tax expense                           1,749           2,382        5,810           7,165
 Income tax expense                                           703             956        2,281           2,811
                                                          -------         -------      -------         -------
 Net income                                               $ 1,046         $ 1,426      $ 3,529         $ 4,354
                                                          =======         =======      =======         =======
Earnings per share (Note 4):
   Basic earnings per share                               $  0.09         $  0.12      $  0.31         $  0.37
                                                          =======         =======      =======         =======
   Diluted earnings per share                             $  0.09         $  0.12      $  0.30         $  0.36
                                                          =======         =======      =======         =======

See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended December 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

                                                                    Common                               Accumulated
                                        Additional                  Stock       Unearned                    Other        Total
                              Common     Paid-in      Treasury     Held  by      Stock       Retained   Comprehensive  Stockholders'
                               Stock     Capital        Stock        ESOP        Awards      Earnings       Loss         Equity
                             ---------  ----------   ----------   ----------   ---------    ---------   -------------  -------------
Balance at March 31, 2005    $     136   $ 103,728   $ (18,131)   $  (6,053)   $  (4,435)   $  54,638    $  (2,723)    $ 127,160
Net income                        --          --          --           --           --          3,529         --           3,529
Other comprehensive loss
  (Note 7)                        --          --          --           --           --           --           (512)         (512)
                                                                                                                       ---------
  Total comprehensive income                                                                                               3,017
Dividends paid ($0.21 per
  share), net of dividends
  on unallocated ESOP shares      --          --          --           --           --         (2,450)        --          (2,450)
Purchases of treasury stock
  (87,300 shares)                 --          --        (1,349)        --           --           --           --          (1,349)
Reissuance of treasury stock
  for exercise of stock
  options (32,300 shares)         --          --           467         --           --           (361)        --             106
Tax benefit from exercise of
  stock options                   --           171        --           --           --           --           --             171
Vesting of stock awards and
  related tax benefits            --            53        --           --            887         --           --             940
ESOP shares committed to be
  released for allocation         --           678        --            378         --           --           --           1,056
                             ---------   ---------   ---------    ---------    ---------    ---------    ---------     ---------
Balance at December 31, 2005 $     136   $ 104,630   $ (19,013)   $  (5,675)   $  (3,548)   $  55,356    $  (3,235)    $ 128,651
                             =========   =========   =========    =========    =========    =========    =========     =========


See accompanying notes to unaudited consolidated financial statements.

Sound Federal Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                              For the Nine Months Ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                                2005              2004
                                                                             ---------           -------
Operating Activities
  Net income                                                                  $  3,529           $ 4,354
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                                    225               225
      Depreciation, amortization and accretion                                   1,728             1,830
      ESOP and stock award expense                                               1,943             1,769
      Income taxes                                                                 712               525
      Origination of loans held for sale                                          --                (777)
      Proceeds from sales of loans held for sale                                  --                 794
      Gain on sale of assets                                                      (325)              (17)
      Pension costs                                                             (1,242)             (407)
      Other adjustments, net                                                        23               159
                                                                              --------          --------
          Net cash provided by operating activities                              6,593             8,455
                                                                              --------          --------
Investing Activities
 Purchases of securities:
     Available for sale                                                         (1,000)          (31,015)
     Held to maturity                                                          (38,524)          (68,620)
 Proceeds from payments, maturities and calls of securities:
     Available for sale                                                         48,267            65,263
     Held to maturity                                                           13,340             3,092
 Net disbursements for loan originations and principal repayments             (148,025)          (64,137)
 Purchase of mortgage loans                                                     (2,532)             --
 Purchases of Federal Home Loan Bank stock                                        (647)             (435)
 Proceeds from redemption of Federal Home Loan Bank stock                        3,228              --
 Proceeds from sale of real estate                                                 396              --
 Purchases of premises and equipment                                              (275)           (1,013)
                                                                              --------          --------
           Net cash used in investing activities                              (125,772)          (96,865)
                                                                              --------          --------
Financing Activities
 Net increase in deposits                                                      137,934            94,660
 Proceeds from borrowings                                                         --               3,000
 Repayment of borrowings                                                        (3,000)             --
 Net increase in mortgagors' escrow funds                                        2,038             1,490
 Purchases of treasury stock                                                    (1,349)           (8,324)
 Proceeds from exercise of stock options                                           106               193
 Payment of cash dividends on common stock                                      (2,450)           (2,177)
                                                                              --------          --------
        Net cash provided by financing activities                              133,279            88,842
                                                                              --------          --------
  Increase in cash and cash equivalents                                         14,100               432
  Cash and cash equivalents at beginning of period                              42,607            31,211
                                                                              --------          --------
  Cash and cash equivalents at end of period                                   $56,707          $ 31,643
                                                                              ========          ========
Supplemental Information
  Interest paid                                                               $ 17,418          $ 11,102
  Income taxes paid                                                              1,593             2,270
  Increase (decrease) in  due to brokers for securities purchased                3,354               (84)
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

      Had stock-based compensation expense been recognized in accordance with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the following pro forma amounts:

                                                      Three Months Ended       Nine Months Ended
                                                         December 31,            December 31,
                                                      ------------------      ------------------
                                                       2005        2004        2005        2004
                                                      ------      ------      ------      ------
                                                         (In thousands, except per share data)
Net income, as reported                               $1,046      $1,426      $3,529      $4,354
Add stock award expense included in reported
   net income, net of related tax effects                180         181         539         542
Deduct stock award and stock option expense
    determined under the fair-value-based
    method, net of related tax effects                  (296)       (296)       (887)       (905)
                                                      ------      ------      ------      ------
Pro forma net income                                  $  930      $1,311      $3,181      $3,991
                                                      ======      ======      ======      ======
Earnings per share:
   Basic, as reported                                 $ 0.09      $ 0.12      $ 0.31      $ 0.37
                                                      ======      ======      ======      ======
   Basic, pro forma                                   $ 0.08      $ 0.11      $ 0.28      $ 0.34
                                                      ======      ======      ======      ======
   Diluted, as reported                               $ 0.09      $ 0.12      $ 0.30      $ 0.36
                                                      ======      ======      ======      ======
   Diluted, pro forma                                 $ 0.08      $ 0.11      $ 0.27      $ 0.33
                                                      ======      ======      ======      ======

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period. The scope of SFAS No. 123R includes the Company's Incentive Stock Benefit Plan (the "ISB Plan") which provides for stock awards and stock option grants. For stock awards under the ISB Plan, the grant-date fair value of the shares will be recognized as compensation expense on a straight-line basis, generally over the applicable vesting period, which is the same accounting previously required under APB Opinion No. 25. For options granted under the ISB Plan, the Company will recognize the grant-date fair value of options as compensation expense on a straight-line basis, generally over the applicable vesting period. This accounting treatment differs significantly from the previous accounting for fixed stock options under APB Opinion No. 25 which generally required expense recognition only when the exercise price of the option was less than the market price of the underlying stock on the grant date. As required by SFAS No. 123R, the Company will estimate the fair value of stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. SFAS No. 123R did not change existing accounting principles applicable to employee stock ownership plans.

      SFAS No. 123R applies to all awards granted after its effective date and to awards modified, repurchased, or cancelled after that date. SFAS No. 123R is effective as of the beginning of the first annual reporting period beginning after June 15, 2005 (i.e., the Company's fiscal year beginning April 1, 2006). The standard permits different transition methods. The Company expects to adopt SFAS No. 123R by recognizing compensation expense for (i) all stock options granted after April 1, 2006 and (ii) the portion of previously granted stock options for which the requisite service had not been rendered as of April 1, 2006, based on the grant-date fair value of those awards calculated for purposes of SFAS No. 123 pro forma disclosures. The additional compensation cost for the Company's stock options outstanding at December 31, 2005 that is expected to be recognized in the fiscal year beginning April 1, 2006, as a result of the adoption of SFAS No. 123R, is approximately $557,000 before taxes.

4. Earnings Per Share

      Weighted average common shares used in calculating basic and diluted earnings per share for the three months ended December 31, 2005 were 11,447,061 and 11,778,153 respectively. For the three months ended December 31, 2004, weighted average common shares used in calculating basic and diluted earnings per share were 11,558,608 and 11,815,966, respectively.

      For the nine months ended December 31, 2005, weighted average shares used in calculating basic and diluted earnings per share were 11,448,692 and 11,746,826, respectively. For the nine months ended December 31, 2004, the respective weighted average shares were 11,662,230 and 11,931,624.

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

      Activity in the allowance for loan losses for the periods indicated is summarized as follows:

                                      Three Months Ended             Nine Months Ended        Year Ended
                                         December 31,                  December 31,            March 31,
                                   ---------------------          --------------------        ----------
                                    2005           2004            2005          2004            2005
                                   ---------------------          --------------------          ------
                                                      (In thousands)
Balance at beginning of period     $3,161         $2,862          $3,011        $2,712          $2,712
Provision for loan losses              75             75             225           225             300
Charge-offs                          --              --             --             --               (1)
                                   ------         ------          ------        ------          ------
Balance at end of period           $3,236         $2,937          $3,236        $2,937          $3,011
                                   ======         ======          ======        ======          ======

6. Borrowings

      The Company had the following outstanding borrowings under securities repurchase agreements with the Federal Home Loan Bank of New York (the "FHLB") at December 31, 2005:

       Maturity Date                      Coupon Rate         Borrowings
       -------------                      -----------         ----------
                                               (dollars in thousands)
January 2008(1)                              5.42%             $ 10,000
December 2008(1)                             4.72                 5,000
March 2006                                   2.27                 7,000
March 2007                                   2.65                 7,000
March 2008                                   4.13                 6,000
                                                               --------
                                                               $ 35,000
                                                               ========
Weighted average interest rate                                    3.91%
Accrued interest payable                                          $ 186

(1) Callable quarterly

      The securities transferred to the FHLB subject to the repurchase agreements consist of U.S. Government and agency securities available for sale with a carrying value of $18.3 million and mortgage-backed securities available for sale with a carrying value of $15.0 million. Accrued interest receivable on the securities was $149,000 at December 31, 2005.

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

      The Company's other comprehensive income (loss) is summarized as follows:

                                           Three Months Ended  Nine Months Ended
                                              December 31,        December 31,
                                           ------------------  -----------------
                                            2005     2004       2005      2004
                                                    (In thousands)

Net unrealized holding (loss)
  gain arising during
  the period on securities available
  for sale                                 $(876)    $264      $(853)   $(3,256)
Related deferred income tax effect           350     (105)       341      1,285
                                           -----     ----      -----    -------
Other comprehensive (loss) income          $(526)    $159      $(512)   $(1,971)
                                           =====     ====      =====    =======

      The Company's accumulated other comprehensive loss, which is included in stockholders' equity, is summarized as follows:

                                                        December 31,   March 31,
                                                           2005          2005
                                                        ------------   ---------
                                                              (In thousands)

Net unrealized holding loss on
  securities available for sale                          $(5,387)       $(4,534)
Related deferred income taxes                              2,152          1,811
                                                         -------        -------
Accumulated other comprehensive loss                     $(3,235)       $(2,723)
                                                         =======        =======

8. Postretirement Plans

      Pension Plans

      The Company maintains two non-contributory defined benefit pension plans that cover substantially all full-time employees who meet certain age and service requirements. Benefits are based on the employee's years of accredited service and average compensation for the three consecutive years that produce the highest average. The Company's funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. Contributions of $1.4 million and $1.6 million were made during the three and nine months ended December 31, 2005, respectively. The contribution made during the three months ended December 31, 2005 was based on an estimated actuarial valuation using a December 31, 2005 measurement date and considering among other things, the maximum deductible contribution limits for tax purposes and the amount required to fully fund the accumulated benefit obligation. The Company does not expect to make any further contributions to the plans in fiscal 2006.

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

      The components of the net periodic expense for the plans were as follows:

                                        Three Months Ended    Nine Months Ended
                                           December 31,         December 31,
                                       -------------------    -----------------
                                        2005      2004         2005      2004
                                       -----     -----        -----     -----
                                                   (In thousands)

Service cost                           $ 115     $  91        $ 345     $ 273
Interest cost                            172       160          516       480
Expected return on plan assets          (231)     (225)        (693)     (675)
Recognized net actuarial loss             52      --            156      --
Amortization of prior service cost         1        28            3        84
                                       -----     -----        -----     -----
     Net periodic pension expense      $ 109     $  54        $ 327     $ 162
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

      The components of the net periodic expense for the plan were as follows:

                                         Three Months Ended    Nine Months Ended
                                            December 31,         December 31,
                                         ------------------    -----------------
                                          2005      2004         2005      2004
                                         -----     -----        -----     -----
                                                    (In thousands)

Service cost                             $  36     $  16        $ 108     $  48
Interest cost                               29        24           87        72
Recognized net actuarial gain               (3)       (4)          (9)      (12)
Amortization of prior service cost          33        45           99       135
                                         -----     -----        -----     -----
     Net periodic expense                $  95     $  81        $ 285     $ 243
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

Financial Condition

      Assets. The Company's total assets amounted to $1.1 billion at December 31, 2005 as compared to $1.0 billion at March 31, 2005. The $142.4 million increase in assets primarily consisted of a $150.0 million increase in net loans to $710.8 million, partially offset by a decrease in total securities of $20.2 million. Our asset growth was funded principally by an $137.9 million increase in deposits to $969.7 million.

      Liabilities. Total deposits were $969.7 million at December 31, 2005, an increase of $137.9 million as compared to $831.8 million at March 31, 2005. Certificates of deposit increased $145.2 million to $698.1 million from $552.9 million; savings and club accounts decreased $16.9 million to $133.6 million from $150.5 million; and money market, NOW and commercial checking accounts increased $9.6 million to $138.0 million from $128.4 million. The increase in deposits, primarily certificates of deposits, reflects deposit growth in two branches opened during the fourth quarter of fiscal 2005 as well as growth in our existing branches. We have used our certificates of deposit product as a promotional product to attract new customers to our branches. Borrowings totaled $35.0 million at December 31, 2005 and $38.0 million at March 31, 2005.

      Stockholders' Equity. Total stockholders' equity increased $1.5 million to $128.7 million at December 31, 2005 as compared to $127.2 million at March 31, 2005. The increase reflects net income of $3.5 million and increases of $2.3 million related to stock options, stock awards and ESOP shares, partially offset by common stock purchases at a cost of $1.3 million, dividends paid of $2.5 million and an increase of $512,000 in the accumulated other comprehensive loss.

      The accumulated other comprehensive loss of $3.2 million at December 31, 2005 represents the after-tax net unrealized loss on securities available for sale ($5.4 million pre-tax). The Company invests primarily in mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as U.S. Government and Agency securities. The unrealized losses at December 31, 2005 were caused by increases in market yields subsequent to purchase. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. Because the Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity), the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2005.

Comparison of Results of Operations for the Three Months Ended December 31, 2005 and 2004

      Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended December 31, 2005 and 2004. The table reflects the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities (derived by dividing the annualized interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets. No tax-equivalent yield adjustments were made, as the effect thereof was not material. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income. Interest income on loans for the 2005 and 2004 periods has been reduced by amortization of net deferred loan origination costs of $78,000 and $136,000, respectively. Interest income on mortgage-backed securities has been reduced by amortization of purchase premiums (net of discounts) of $187,000 and $245,000 for those same respective periods.

                                                            For the Three Months Ended December 31,
                                      ------------------------------------------------------------------------------------
                                                        2005                                         2004
                                      ------------------------------------------------------------------------------------
                                        Average                                      Average
                                      Outstanding                  Average          Outstanding                  Average
                                        Balance       Interest    Yield/Rate          Balance      Interest     Yield/Rate
                                        -------       --------    ----------          -------      --------     ----------
                                                                   (Dollars in thousands)
Interest-earning assets:
Loans (1)                             $  691,217        9,834        5.64%           $ 534,924        7,482        5.55%
Mortgage-backed securities (2)           221,194        2,121        3.80%             262,272        2,319        3.51%
Other securities (2)                     113,998        1,045        3.64%              95,115          782        3.26%
Federal funds sold and other
overnight deposits (3)                    36,752          290        3.13%              30,436          113        1.47%
Other (4)                                  5,721           88        6.10%               5,871           32        2.16%
                                      ----------       ------                        ---------       ------
Total interest-earning assets          1,068,882       13,378        4.97%             928,618       10,728        4.58%
                                                       ------                                        ------
Non-interest earning assets               46,593                                        45,253
                                      ----------                                     ---------
Total assets                          $1,115,475                                     $ 973,871
                                      ==========                                     =========
Interest-bearing liabilities:
Savings and club accounts             $  135,763          199        0.58%           $ 152,068          205        0.53%
Money market accounts                     38,115          119        1.24%              47,346           97        0.81%
NOW accounts                              70,659          103        0.58%              60,880           38        0.25%
Certificates of deposit                  668,790        5,865        3.48%             520,719        3,337        2.54%
Borrowings                                35,000          362        4.10%              38,000          371        3.87%
Mortgagors' escrow funds                   5,547            7        0.50%               4,458            5        0.44%
                                      ----------       ------                        ---------       ------
Total interest-bearing liabilities       953,874        6,655        2.77%             823,471        4,053        1.95%
                                                       ------                                        ------
Non-interest-bearing liabilities          33,922                                        21,316
                                      ----------                                     ---------
Total liabilities                        987,796                                       844,787
Stockholders' equity                     127,679                                       129,084
                                      ----------                                     ---------
Total liabilities and

stockholders' equity                  $1,115,475                                     $ 973,871
                                      ==========                                     =========
Net interest income                                     6,723                                         6,675
                                                       ======                                        ======
Net interest rate spread (5)                                         2.20%                                         2.63%
Net earning assets (6)                $  115,008                                     $ 105,147
                                      ==========                                     =========
Net interest margin (7)                                              2.50%                                         2.85%
Ratio of interest-earning assets
to interest-bearing liabilities             1.12 x                                        1.13 x

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

                                        For the Three Months Ended December 31,
                                                      2005 vs. 2004
                                      ------------------------------------------
                                      Increase (Decrease) Due to
                                      --------------------------  Total Increase
                                       Volume        Rate           (Decrease)
                                      -----------------------------------------
                                                  (In thousands)

Interest-earning assets:
Loans                                 $ 2,228       $  124             $2,352
Mortgage-backed securities             (1,126)         928               (198)
Other securities                          166           97                263
Federal funds and other
  overnight deposits                       28          149                177
Other                                      (5)          61                 56
                                      -------       ------             ------
Total interest-earning assets           1,291        1,359              2,650
                                      -------       ------             ------
Interest-bearing liabilities:
Savings and club accounts                 (84)          78                 (6)
Money market accounts                    (104)         126                 22
NOW accounts                                7           58                 65
Certificates of deposit                 1,098        1,430              2,528
Borrowings                               (105)          96                 (9)
Mortgage escrow funds                       1            1                  2
                                      -------       ------             ------
Total interest-bearing liabilities        813        1,789              2,602
                                      -------       ------             ------
Net interest income                   $   478       $ (430)            $   48

      Net Income. Net income amounted to $1.05 million or diluted earnings per share of $0.09 for the quarter ended December 31, 2005 as compared to $1.43 million or diluted earnings per share of $0.12 for the quarter ended December 31, 2004. Net income decreased $380,000 for the quarter ended December 31, 2005 which is primarily attributable to a $645,000 increase in non-interest expense, partially offset by a $48,000 increase in net interest income and a $253,000 decrease in income tax expense.

      Interest Income. Interest income increased $2.7 million to $13.4 million for the quarter ended December 31, 2005, as compared to $10.7 million for the quarter ended December 31, 2004. The increase reflects a $140.3 million increase in average interest-earning assets to $1.1 billion during the quarter ended December 31, 2005 as compared to $928.6 million for the same quarter in the prior year and a 39 basis point increase in the average yield on interest-earning assets to 4.97%. The increase in the average balance of interest-earning assets was due primarily to a $156.3 million increase in the average balance of net loans to $691.2 million, partially offset by a $22.2 million decrease in the average balance of total securities to $335.2 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The increase in the average yield on interest-earning assets reflects the purchase of securities at higher rates than the existing portfolio and increased yields earned on Federal funds as a result of recent increases in short-term market interest rates.

      Loans. Interest income on loans increased $2.3 million, or 31.4%, to $9.8 million for the quarter ended December 31, 2005 as compared to $7.5 million for the same quarter in 2004. This increase is due to a $156.3 million increase in the average balance of loans to $691.2 million and a 9 basis point increase in the yield earned to 5.64%. While short-term interest rates have increased, longer-term interest rates have remained substantially unchanged at December 31, 2005. The interest rates on loan products are typically based on longer-term interest rates, such as the 10-year Treasury bond. As a result, the rates on new mortgage loans have remained substantially unchanged at December 31, 2005. Loans originated during the quarter ended December 31, 2005 amounted to $71.7 million. If long-term market interest rates increase, our average yield on loans should increase, however loan originations may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities totaled $2.1 million for the quarter ended December 31, 2005, a decrease of $198,000 from the same quarter in 2004. The decrease is due to a $41.1 million decrease in the average balance of mortgage-backed securities to $221.2 million, partially offset by a 29 basis point increase in the average yield to 3.80% during the current quarter. The increase in the average yield is due primarily to rising short-term interest rates. Mortgage-backed securities with adjustable rates amounted to $117.7 million or 54.5% of total mortgage-backed securities at December 31, 2005. The interest rates on these securities typically adjust using an index that is based on the yield of the 1-year Treasury bill.

      Interest on other securities increased $263,000 to $1.0 million for the quarter ended December 31, 2005, as compared to $782,000 for the same quarter in 2004. The increase is due to an $18.9 million increase in the average balance of other securities to $114.0 million and a 38 basis point increase in the average yield to 3.64%. The increase in both the average balance and the average yield of other securities is due primarily to recent purchases of bonds, issued by Government-sponsored entities, with maturity or call dates of less than three years. As a result of recent increases in market interest rates in this maturity timeframe, securities purchased during fiscal 2006 have been at higher rates than the existing portfolio.

      Federal Funds Sold and Other Overnight Deposits. For the quarter ended December 31, 2005, interest on Federal funds sold and other overnight deposits increased $177,000 to $290,000, reflecting a 166 basis point increase in the average yield to 3.13%, and a $6.3 million increase in the average balance to $36.8 million. The increase in the average yield is a result of increases by the Federal Reserve in the Federal funds rate.

      Other Earning Assets. Other earning assets consist primarily of FHLB of New York common stock. Dividends on FHLB of New York common stock amounted to $84,000 for the quarter ended December 31, 2005 as compared to $32,000 for the same quarter in 2004.

      Interest Expense. Interest expense for the quarter ended December 31, 2005 increased $2.6 million to $6.7 million, as compared to $4.1 million for the quarter ended December 31, 2004. The average balance of interest-bearing liabilities increased $130.4 million to $953.9 million for the quarter ended December 31, 2005 as compared to $823.5 million for the same quarter in the prior year, while the average cost of these liabilities increased 82 basis points to 2.77%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the most recently opened branches as well as growth in the existing branches. The increase in the average cost of liabilities is a result of increasing short-term market interest rates and an increase in certificates of deposit accounts as a percentage of total deposits. The average balance of certificates of deposit represented 70.1% of the average balance of total interest-bearing liabilities for the quarter ended December 31, 2005, as compared to 63.2% for the quarter ended December 31, 2004. Certificates of deposit are generally offered at higher rates than savings accounts and we have used these accounts to attract customers to our recently opened branch locations.

      Interest expense on certificates of deposit amounted to $5.9 million for the current quarter as compared to $3.3 million for the same quarter in 2004. The increase is due primarily to a $148.1 million increase in the average balance to $668.8 million from $520.7 million for the same quarter last year, while the average cost of certificates of deposit increased 94 basis points to 3.48%.

      Interest on savings accounts amounted to $199,000 for the current quarter as compared to $205,000 for the quarter ended December 31, 2004. This decrease is the result of a $16.3 million decrease in the average balance of savings accounts to $135.8 million for the quarter ended December 31, 2005 as compared to $152.1 million for the same quarter in 2004, partially offset by an increase of 5 basis points in the average cost of savings accounts to 0.58%.

      Interest expense on NOW and money market accounts amounted to $222,000 for quarter ended December 31, 2005 as compared to $135,000 for the same quarter in the prior year. The average cost increased 32 basis points to 0.81% and the average balance of these accounts increased $548,000 to $108.8 million.

      For the quarter ended December 31, 2005, interest expense on borrowings amounted to $362,000 as compared to $371,000 for the same quarter in 2004. The average balance of borrowings for the current quarter was $35.0 million and the average cost was 4.10%, an increase of 23 basis points from the same quarter last year.

      Net Interest Income. Net interest income for the quarter ended December 31, 2005 increased $48,000 to $6.72 million as compared to $6.68 million for the same quarter in the prior year. The net interest rate spread was 2.20% and 2.63% for the quarters ended December 31, 2005 and 2004, respectively. The net interest margin for those periods was 2.50% and 2.85%, respectively. The decreases in interest rate spread and net interest margin are primarily the result of a decrease in the spread between short- and long-term market interest rates. At December 31, 2005, the spread between the 1-month and 10-year Treasury yield rates was 38 basis points as compared to 205 basis points at December 31, 2004. As a result, the Company's average cost of interest-bearing liabilities has increased faster than the yield on interest-earning assets which are affected by longer-term interest rates.

      Provision for Loan Losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with generally accepted accounting principles. The allowance consists of losses that are both probable and estimable at the date of the financial statements. The allowance for loan losses consists of amounts allocated to specific nonperforming loans and to loans in each major portfolio category. Loan categories such as single-family residential mortgage loans, which represented 84.6% of total loans at December 31, 2005, are generally evaluated on an aggregate or "pool" basis. Our allowance for loan losses is predominately determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area.

      The provision for loan losses was $75,000 for the quarters ended December 31, 2005 and 2004. Non-performing loans amounted to $2.7 million or 0.38% of total loans at December 31, 2005, as compared to $734,000 or 0.14% of total loans at December 31, 2004. The allowance for loan losses amounted to $3.2 million and $3.0 million at December 31, 2005 and March 31, 2005, respectively. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth. Adjustable-rate mortgage loans can involve greater credit risk than fixed-rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At December 31, 2005, adjustable rate loans accounted for 45.2% of total loans as compared to 37.8% at March 31, 2005.

      Non-Interest Income. Non-interest income consists principally of service charges on deposit accounts, fees earned on the sale of investment products, late charges on loans, various other service fees and changes in the cash surrender value of bank-owned life insurance ("BOLI"). Service charges and fees totaled $251,000 and $244,000 for the quarters ended December 31, 2005 and 2004, respectively. The increase in service charges and fees is primarily due to service charges on deposits as a result of increases in the fee structure and deposit account growth. The increase in the cash surrender value of the BOLI amounted to $95,000 and $121,000 for those same respective periods.

      Non-Interest Expense. Non-interest expense totaled $5.2 million for the quarter ended December 31, 2005 as compared to $4.6 million for the quarter ended December 31, 2004. This increase is primarily due to increases of $431,000 in compensation and benefits expense, $75,000 in occupancy and equipment expense, $114,000 in advertising and promotion expense and $75,000 in other non-interest expense. These increases were partially offset by a decrease of $50,000 in data processing service fees. The increases include costs attributable to two new branches opened during the fourth quarter of fiscal 2005.

      The increase in compensation and benefits expense is due primarily to a $170,000 increase in compensation costs due primarily to additional staff to support the growth in the Company's lending operations and the new branches. The adoption of SFAS No. 123R will result in additional compensation costs with respect to stock options beginning April 1, 2006, as described in Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1.

        Income Taxes. Income tax expense amounted to $703,000 and $956,000 for the quarters ended December 31, 2005 and 2004, respectively. The effective tax rates for those same periods were 40.2% and 40.1%, respectively.

Comparison of Results of Operations for the Nine Months Ended December 31, 2005 and 2004

      Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended December 31, 2005 and 2004. The table reflects the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities (derived by dividing the annualized interest income or expense by the monthly average balance of interest-earning assets or interest-bearing liabilities, respectively), as well as the net yield on interest-earning assets. No tax-equivalent yield adjustments were made, as the effect thereof was not material. Nonaccrual loans were included in the computation of average balances and therefore have a zero yield. The yields set forth below include the effect of deferred loan origination fees and costs, and purchase discounts and premiums that are amortized or accreted to interest income. Interest income on loans for the 2005 and 2004 periods has been reduced by amortization of net deferred loan origination costs of $333,000 and $412,000, respectively. Interest income on mortgage-backed securities has been reduced by amortization of purchase premiums (net of discounts) of $593,000 and $742,000 for those same respective periods.

                                                                      For the Nine Months Ended December 31,
                                                ------------------------------------------------------------------------------------
                                                                  2005                                        2004
                                                ------------------------------------------------------------------------------------
                                                  Average                                      Average
                                                Outstanding                  Average          Outstanding                  Average
                                                  Balance       Interest    Yield/Rate          Balance      Interest     Yield/Rate
                                                  -------       --------    ----------          -------      --------     ----------
                                                                               (Dollars in thousands)

Interest-earning assets:
Loans (1)                                       $  637,920           26,972       5.61%      $  511,669          21,733      5.64%
Mortgage-backed securities (2)                     238,325            6,507       3.62%         258,305           6,753      3.47%
Other securities (2)                               108,006            2,885       3.55%          90,827           2,164      3.16%
Federal funds sold and other
overnight deposits (3)                              32,715              666       2.70%          30,991             245      1.05%
Other (4)                                            6,338              240       5.03%           5,824              87      1.98%
                                                ----------           ------                  ----------          ------
Total interest-earning assets                    1,023,304           37,270       4.83%         897,616          30,982      4.58%
                                                                     ------                                      ------
Non-interest earning assets                         48,713                                       43,960
                                                ----------                                   ----------
Total assets                                    $1,072,017                                   $  941,576
                                                ==========                                   ==========
Interest-bearing liabilities:
Savings and club accounts                       $  141,738              585       0.55%      $  151,278             596      0.52%
Money market accounts                               41,181              358       1.15%          46,717             275      0.78%
NOW accounts                                        66,136              235       0.47%          58,783             110      0.25%
Certificates of deposit                            620,891           15,199       3.25%         493,267           9,021      2.43%
Borrowings                                          35,971            1,084       4.00%          37,029           1,126      4.04%
Mortgagors' escrow funds                             5,381               18       0.44%           4,299              15      0.46%
                                                ----------           ------                  ----------          ------
Total interest-bearing liabilities                 911,298           17,479       2.55%         791,373          11,143      1.87%
                                                                     ------                                      ------
Non-interest-bearing liabilities                    33,036                                       21,069
                                                ----------                                   ----------
Total liabilities                                  944,334                                      812,442
Stockholders' equity                               127,683                                      129,134
                                                ----------                                   ----------
Total liabilities and
stockholders' equity                            $1,072,017                                   $  941,576
                                                ==========                                   ==========
Net interest income                                                  19,791                                      19,839
                                                                     ======                                      ======
Net interest rate spread (5)                                                      2.28%                                      2.71%
Net earning assets (6)                          $  112,006                                   $  106,243
                                                ==========                                   ==========
Net interest margin (7)                                                           2.57%                                      2.93%
Ratio of interest-earning assets
to interest-bearing liabilities                       1.12 x                                       1.13 x

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

                                       For the Nine Months Ended December 31,
                                                    2005 vs. 2004
                                     -------------------------------------------
                                     Increase (Decrease) Due to
                                     --------------------------   Total Increase
                                         Volume         Rate        (Decrease)
                                     -------------------------------------------
                                                    (In thousands)

Interest-earning assets:
Loans                                   $ 5,430      $  (191)        $ 5,239
Mortgage-backed securities                 (655)         409            (246)
Other securities                            436          285             721
Federal funds and other
  overnight deposits                         14          407             421
Other                                         8          145             153
                                        -------      -------         -------
Total interest-earning assets             5,233        1,055           6,288
                                        -------      -------         -------
Interest-bearing liabilities:
Savings and club accounts                   (53)          42             (11)
Money market accounts                       (52)         135              83
NOW accounts                                 15          110             125
Certificates of deposit                   2,681        3,497           6,178
Borrowings                                  (31)         (11)            (42)
Mortgage escrow funds                         4           (1)              3
                                        -------      -------         -------
Total interest-bearing liabilities        2,564        3,772           6,336
                                        -------      -------         -------
Net interest income                     $ 2,669      $(2,717)        $   (48)
                                        =======      =======         =======

      Net Income. Net income amounted to $3.53 million or diluted earnings per share of $0.30 for the nine months ended December 31, 2005, as compared to $4.35 million or diluted earnings per share of $0.36 for the nine months ended December 31, 2004, a decrease of $825,000 or 18.9% in net income. The decrease in net income for the nine months ended December 31, 2005 is primarily attributable to a $1.7 million increase in non-interest expense, partially offset by a $449,000 increase in non-interest income and a $530,000 decrease in income tax expense.

      Interest Income. Interest income increased $6.3 million to $37.3 million for the nine months ended December 31, 2005, as compared to $31.0 million for the nine months ended December 31, 2004. The increase reflects a $125.7 million increase in average interest-earning assets to $1.0 billion during the nine months ended December 31, 2005 as compared to $897.6 million for the same period in the prior year and a 25 basis point increase in the average yield on interest-earning assets to 4.83%. The increase in the average balance of interest-earning assets was due primarily to a $126.3 million increase in the average balance of net loans to $637.9 million, partially offset by a $2.8 million decrease in the average balance of total securities to $346.3 million. The increase in average interest-earning assets was funded principally by deposit growth in the Bank's branches. The increase in the average yield on interest-earning assets reflects the purchase of securities at higher rates than the existing portfolio and increased yields earned on Federal funds as a result of recent increases in short-term market interest rates.

      Loans. Interest income on loans increased $5.3 million, or 24.1%, to $27.0 million for the nine months ended December 31, 2005 as compared to $21.7 million for the same period in 2004. This increase is due to a $126.3 million increase in the average balance of loans to $637.9 million, partially offset by a 3 basis point decrease in the yield earned to 5.61%. While short-term interest rates have increased, longer-term interest rates have remained substantially unchanged at December 31, 2005. The interest rates on loan products are typically based on longer-term interest rates, such as the 10-year Treasury bond. As a result, the rates on new mortgage loans have remained substantially unchanged at December 31, 2005. Loans originated during the nine months ended December 31, 2005 amounted to $246.3 million. If long-term market interest rates increase, our average yield on loans should increase, however loan originations may decrease which would result in slower growth or a decrease in the loan portfolio.

      Mortgage-Backed and Other Securities. Interest on mortgage-backed securities totaled $6.5 million for the nine months ended December 31, 2005, a decrease of 246,000 from the nine months ended December 31, 2004. The decrease is due to a $20.0 million decrease in the average balance of mortgage-backed securities to $238.3 million, partially offset by a 15 basis point increase in the average yield to 3.62%. The increase in the average yield is due primarily to rising short-term interest rates. Mortgage-backed securities with adjustable rates amounted to $117.7 million or 54.5% of total mortgage-backed securities at December 31, 2005. The interest rates on these securities typically adjust using an index that is based on the yield of the 1-year Treasury bill.

      Interest on other securities increased $721,000 to $2.9 million for the nine months ended December 31, 2005, as compared to $2.2 million for the same nine months in 2004. The increase is due to a $17.2 million increase in the average balance of other securities to $108.0 million and a 39 basis point increase in the average yield to 3.55%. The increase in both the average balance and the average yield of other securities is due primarily to recent purchases of bonds, issued by Government-sponsored entities, with maturity or call dates of less than three years. As a result of recent increases in market interest rates in this maturity timeframe, securities purchased during fiscal 2006 have been at higher rates than the existing portfolio.

      Federal Funds Sold and Other Overnight Deposits. For the nine months ended December 31, 2005, interest on Federal funds sold and other overnight deposits increased $421,000 to $666,000, reflecting a 165 basis point increase in the average yield to 2.70%, and a $1.7 million increase in the average balance to $32.7 million. The increase in the average yield is a result of increases by the Federal Reserve in the Federal funds rate.

      Other Earning Assets. Other earning assets consist primarily of FHLB of New York common stock. Dividends on FHLB of New York common stock amounted to $230,000 for nine months ended December 31, 2005 as compared to $82,000 for the same nine months in 2004.

      Interest Expense. Interest expense for the nine months ended December 31, 2005 increased $6.4 million to $17.5 million, as compared to $11.1 million for the nine months ended December 31, 2004. The average balance of interest-bearing liabilities increased $119.9 million to $911.3 million during the nine months ended December 31, 2005 as compared to $791.4 million for the same period in 2004, while the average cost of these liabilities increased 68 basis points to 2.55%. The increase in the average balance of interest-bearing liabilities includes deposit growth in the most recently opened branches as well as growth in the existing branches. The increase in the average cost of liabilities is a result of increasing short-term market interest rates and an increase in certificates of deposit accounts as a percentage of total deposits. The average balance of certificates of deposit represented 68.1% of the average balance of total interest-bearing liabilities for the nine months ended December 31, 2005, as compared to 62.3% for the nine months ended December 31, 2004. Certificates of deposit are generally offered at higher rates than savings accounts and we have used these accounts to attract customers to our recently opened branch locations.

      Interest expense on certificates of deposit amounted to $15.2 million for the nine months ended December 31, 2005 as compared to $9.0 million for the nine months ended December 31, 2004. The increase is due primarily to a $127.6 million increase in the average balance to $620.9 million from $493.3 million, and an 82 basis point increase in the average cost of certificates of deposit to 3.25%.

      Interest on savings accounts amounted to $585,000 for the nine months ended December 31, 2005 as compared to $596,000 for the nine months ended December 31, 2004. This decrease is the result of a $9.6 million decrease in the average balance of savings accounts to $141.7 million for the nine months ended December 31, 2005 as compared to $151.3 million for the same period in 2004, while the average cost of savings accounts increased 3 basis points to 0.55%.

      Interest expense on NOW and money market accounts amounted to $593,000 for nine months ended December 31, 2005 as compared to $385,000 for the same nine months in the prior year. The average cost of these deposits increased 25 basis points to 0.73% and the average balance of these accounts increased $1.8 million to $107.3 million.

      For the nine months ended December 31, 2005, interest expense on borrowings amounted to $1.08 million as compared to $1.13 million for the same nine months in 2004. The average balance of borrowings for the nine months ended December 31, 2005 was $36.0 million as compared to $37.0 million for the same period in 2004. The average cost of borrowings decreased 4 basis points to 4.00%.

      Net Interest Income. Net interest income for the nine months ended December 31, 2005 decreased $48,000 to $19.79 million as compared to $19.84 million for the same nine months in the prior year. The net interest rate spread was 2.28% and 2.71% for the nine months ended December 31, 2005 and 2004, respectively. The net interest margin for those same respective periods was 2.57% and 2.93%. The decreases in interest rate spread and net interest margin are primarily the result of a decrease in the spread between short- and long-term market interest rates. At December 31, 2005, the spread between the 1-month and 10-year Treasury yield rates was 38 basis points as compared to 205 basis points at December 31, 2004. As a result, the Company's average cost of interest-bearing liabilities has increased faster than the yield on interest-earning assets which are affected by longer-term interest rates.

      Provision for Loan Losses. The provision for loan losses was $225,000 for the nine months ended December 31, 2005 and 2004. Non-performing loans amounted to $2.7 million or 0.38% of total loans at December 31, 2005, as compared to $734,000 or 0.14% of total loans at December 31, 2004. The allowance for loan losses amounted to $3.2 million and $3.0 million at December 31, 2005 and March 31, 2005, respectively. The increase in the allowance for loan losses is primarily due to an increase in the origination of adjustable rate mortgage loans, commercial mortgage loans and commercial loans (not secured by real estate) as well as overall portfolio growth. Adjustable-rate mortgage loans can involve greater credit risk than fixed-rate loans because as interest rates increase, the underlying payments by the borrower increase, thus increasing the risk of default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. At December 31, 2005, adjustable rate loans accounted for 45.2% of total loans as compared to 37.8% at March 31, 2005.

      Non-Interest Income. Service charges and fees totaled $885,000 and $740,000 for the nine months ended December 31, 2005 and 2004, respectively. The increase in service charges and fees is primarily due to an increase in prepayment fees on loans and to service charges on deposits as a result of increases in the fee structure and deposit account growth. The increase in the cash surrender value of the BOLI amounted to $283,000 and $287,000 for those same respective periods. The Company also had a gain on the sale of real estate of $325,000 during the nine months ended December 31, 2005. The property sold was contiguous to an existing branch site. Management determined that this property was not going to be used in connection with the operation of the branch.

      Non-Interest Expense. Non-interest expense totaled $15.2 million for the nine months ended December 31, 2005 as compared to $13.5 million for the nine months ended December 31, 2004. This increase is primarily due to increases of $1.2 million in compensation expense, $269,000 in occupancy and equipment expense, $32,000 in data processing service fees, $149,000 in advertising and promotion expense and $81,000 in other non-interest expense. These increases include costs attributable to the two new branches opened during the fourth quarter of fiscal 2005.

      The increase in compensation and benefits expense is due primarily to a $576,000 increase in compensation costs due primarily to additional staff to support the growth in the Company's lending operations and the new branches. The adoption of SFAS No. 123R will result in additional compensation costs with respect to stock options beginning April 1, 2006, as described in Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1.

      Income Taxes. Income tax expense amounted to $2.3 million and $2.8 million for the nine months ended December 31, 2005 and 2004, respectively. The effective tax rates for those same periods were 39.3% and 39.2%, respectively.

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

      The Company's primary investing activities are the origination of mortgage loans, and the purchase of short-term investments, government agency bonds, mortgage-backed securities and collateralized mortgage obligations. These activities are funded primarily by deposit growth and principal repayments on loans, mortgage-backed securities and other investment securities. During the nine months ended December 31, 2005, the Company originated loans of $246.3 million, purchased loans of $2.5 million and purchased securities of $39.5 million. These disbursements were funded by $61.6 million in principal payments, maturities and calls of securities and $99.3 million in loan principal repayments. During the year ended March 31, 2005, the Company originated $207.9 million of loans and purchased $113.3 million of securities.

      Liquidity management for the Company is both a daily and long-term process which is part of the Company's overall management strategy. Excess funds are generally invested in short-term investments such as Federal funds and certificates of deposit. In the event that the Bank should require additional sources of funds, it could borrow from the FHLB under an available line of credit.

      At December 31, 2005, the Company had outstanding loan commitments of $98.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposits scheduled to mature in one year or less from December 31, 2005, totaled $513.7 million. Management believes that a significant portion of such deposits will remain with the Company.

      The Bank is subject to certain minimum leverage, tangible and risk-based capital requirements established by regulations of the OTS. These regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 4.0% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The OTS prompt corrective action regulations impose a 4.0% core capital requirement for categorization as an "adequately capitalized" thrift and a 5.0% core capital requirement for categorization as a "well capitalized" thrift. Goodwill and most other intangible assets are deducted in determining regulatory capital for purposes of all capital ratios. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-
balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. At December 31, 2005, the Bank exceeded all of the OTS minimum regulatory capital requirements, and was classified as a well-capitalized institution for regulatory purposes.

      The following table sets forth the capital position of the Bank as of December 31, 2005 and March 31, 2005. The actual capital amounts and ratios set forth below are for the Bank only and, accordingly, do not include additional capital retained by the Holding Company.

                                                                           OTS Requirements
                                                            --------------------------------------------------
                                                              Minimum Capital           Classification as Well
                                    Bank Actual                   Adequacy                    Capitalized
                               ----------------------       ---------------------       ----------------------
                                 Amount        Ratio         Amount        Ratio         Amount        Ratio
                               ----------------------       ---------------------       ----------------------
                                                           (Dollars in thousands)
December 31, 2005
-----------------
Tangible capital               $106,279         9.4%        $ 16,910         1.5%
Tier I (core) capital           106,279         9.4           45,094         4.0        $ 56,368         5.0%
Risk-based capital:
     Tier I                     106,279        20.1           21,124         4.0          31,685         6.0
     Total                      109,515        20.7           42,247         8.0          52,809        10.0

March 31, 2005
--------------
Tangible capital               $101,814        10.3%        $ 14,888         1.5%
Tier I (core) capital           101,814        10.3           39,703         4.0        $ 49,627         5.0%
Risk-based capital:
     Tier I                     101,814        22.9           17,729         4.0          26,591         6.0
     Total                      104,825        23.6           35,455         8.0          44,319        10.0

Accounting Standards

      In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of a change in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company's adoption of SFAS No. 154 is not expected to have an impact on its financial condition or results of operations.

      See Note 3 of the Notes to Unaudited  Consolidated Financial Statements in
Item 1 for a discussion of SFAS No. 123R, which will result in a change in the Company's accounting for stock options beginning April 1, 2006.

      FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's assets consist primarily of fixed rate mortgage loans, which have longer maturities than the Company's liabilities which consist primarily of deposits. The Company's mortgage loan portfolio, consisting primarily of loans secured by residential real property located in Westchester County, New York and Fairfield County, Connecticut, is also subject to risks associated with the local economy. The Company does not own any trading assets. At December 31, 2005, the Company did not have any hedging transactions in place, such as interest rate swaps and caps. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

      During the nine months ended December 31, 2005, there were no significant changes in the Company's assessment of market risk.

Item 4.  Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of December 31, 2005 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Information regarding Company purchases of its equity securities (common stock) during the three months ended December 31, 2005 is summarized below:

                                                                               Total number of
                                                                              shares purchased       Maximum number of
                                                                              under a publicly      shares that may yet
                                Total number of       Average price paid    announced repurchase    be purchased under
                               shares purchased           per share              plan (1)           repurchase plan (1)
                               ----------------       ------------------    --------------------    -------------------
October 1-October 31                   --                      --                    --                      321,544
November 1-November 30                 --                      --                    --                      321,544
December1-December 31                  --                      --                    --                      321,544

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

February 7, 2006