Form 10-K
period 2006-03-31
SOUND FEDERAL BANCORP INC
filed 2006-06-14
CIK 1064236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2006
                                       OR
          |_| Transition Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
         For the transition period from ______________to________________

                        Commission File Number: 000-24811

                           SOUND FEDERAL BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     22-3887679
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES |_|       NO |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES |_|       NO |X|

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES |X|       NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |X|    Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_|       NO |X|

As of September 30, 2005, there were issued and outstanding 12,310,206 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of September 30, 2005 ($16.69) was $165,130,192.

The number of shares of the registrant's common stock outstanding as of June 13, 2006 was 12,336,040 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended March 31, 2006 (Part II).

2.    Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III).

                                     PART I

ITEM 1. BUSINESS

General

      Sound Federal Bancorp, Inc. Sound Federal Bancorp, Inc. is a Delaware corporation which was organized in 2002 and is the successor to Sound Federal Bancorp, a federal corporation. In January 2003, Sound Federal Bancorp, Inc. became the holding company parent of Sound Federal Savings following the completion of the "second step" mutual-to-stock conversion of Sound Federal Bancorp, MHC. On February 8, 2006, Sound Federal Bancorp, Inc. entered into an Agreement and Plan of Merger pursuant to which it would be acquired by Hudson City Bancorp, Inc. Shareholders of Sound Federal Bancorp, Inc. will receive $20.75 in cash for each share of Sound Federal Bancorp, Inc. Common Stock they own. The acquisition is subject to the receipt of regulatory and shareholder approvals. It is expected that the acquisition will be completed during Sound Federal Bancorp, Inc.'s second fiscal quarter.

      References to the Company include both Sound Federal Bancorp, Inc. and Sound Federal Bancorp. The principal asset of the Company is its investment in Sound Federal Savings (the "Bank"). At March 31, 2006, the Company had total consolidated assets of $1.2 billion, total deposits of $1.0 billion, total stockholders' equity of $128.7 million and 12,336,040 shares outstanding.

      Sound Federal Savings. The Bank is a federally chartered savings association headquartered in White Plains, New York. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was organized as a New York chartered savings bank in 1891 and became a federally chartered savings association in 1934. In October 1998, the Bank reorganized into the mutual holding company form of organization. At March 31, 2006, the Bank operated from 14 locations in New York and Connecticut.

      The Company's principal executive office is located at 1311 Mamaroneck Avenue, White Plains, New York 10605, and its telephone number at that address is (914) 761-3636.

      The Company's Form 10-K and Annual Report are available on the Company's website at www.soundfed.com.

Market Area

      The Bank is a community-oriented financial institution that offers a variety of financial products and services from its main office and branch offices. The Bank's primary lending areas are the New York counties of Westchester, Putnam and Rockland, and Fairfield County, Connecticut. Most of the Bank's deposit customers are residents of Westchester County, New York and Fairfield County, Connecticut. The Bank also obtains deposits from persons in Rockland County and Putnam County in New York. The Bank's market area consists of middle income and upper income communities. The local economy is not dependent upon any single employer, but rather is affected by the general economy of the New York City metropolitan area.

Lending Activities

      The Bank's principal lending activity is the origination of fixed- and adjustable-rate first mortgage loans for the purchase or refinancing of one-to-four family residential real property. The Bank's adjustable-rate mortgage loans have fixed-rates for initial terms of three, five, seven and ten years. After the initial terms, the interest rates on these loans adjust annually. One-to-four family residential mortgage loans represented $569.4 million, or 76.8%, of the Bank's loan portfolio at March 31, 2006. Home equity lines of credit represented $54.4 million, or 7.3%, of the Bank's loan portfolio at March 31, 2006. The Bank also offers multi-family mortgage loans, commercial mortgage loans, construction loans, consumer loans and commercial loans. At March 31, 2006, multi-family mortgage loans totaled $8.1 million, or 1.1% of the loan portfolio, commercial mortgage loans totaled $61.9 million, or 8.3% of the loan portfolio, construction loans totaled $40.4 million, or 5.4% of the loan portfolio, consumer loans totaled $2.6 million, or 0.4% of the loan portfolio and commercial loans amounted to $5.0 million, or 0.7% of the loan portfolio.

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                    At March 31,
                                                   -------------------------------------------------------------------------------
                                                            2006                        2005                        2004
                                                   -----------------------     -----------------------     -----------------------
                                                     Amount        Percent       Amount        Percent       Amount        Percent
                                                   ----------      -------     ----------      -------     ----------      -------
                                                                                (Dollars in thousands)
Mortgage Loans:
   One-to-four family                              $  569,415       76.8%      $  441,655       78.6%      $  375,714       78.3%
   Home equity lines of credit                         54,449        7.3           42,052        7.5           35,185        7.3
   Multi-family                                         8,124        1.1            9,807        1.7            8,472        1.8
   Commercial                                          61,945        8.3           45,645        8.2           43,153        9.0
   Construction                                        40,371        5.4           17,416        3.1           13,723        2.9
                                                   ----------      -----       ----------      -----       ----------      -----
Total mortgage loans                                  734,304       98.9          556,575       99.1          476,247       99.3

Consumer loans                                          2,641        0.4            2,168        0.4            2,598        0.5
Commercial loans                                        4,978        0.7            2,932        0.5              798        0.2
                                                   ----------      -----       ----------      -----       ----------      -----
   Total loans                                        741,923      100.0%         561,675      100.0%         479,643      100.0%
                                                                   =====                       =====                       =====
Deferred loan origination costs, net                    2,975                       2,087                       1,524
Allowance for loan losses                              (3,309)                     (3,011)                     (2,712)
                                                   ----------                  ----------                  ----------
   Total loans, net                                $  741,589                  $  560,751                  $  478,455
                                                   ==========                  ==========                  ==========

                                                                       At March 31,
                                                   ---------------------------------------------------
                                                            2003                         2002
                                                   -----------------------     -----------------------
                                                     Amount        Percent       Amount        Percent
                                                   ----------      -------     ----------      -------
                                                                   (Dollars in thousands)
Mortgage Loans:
   One-to-four family                              $  343,608       80.2%      $  334,683       79.7%
   Home equity lines of credit                         44,364       10.4           47,889       11.4
   Multi-family                                         7,118        1.7            8,347        2.0
   Commercial                                          27,866        6.5           23,701        5.6
   Construction                                         4,117        0.9            3,733        0.9
                                                   ----------      -----       ----------      -----
Total mortgage loans                                  427,073       99.7          418,353       99.6

Consumer loans                                          1,551        0.3            1,469        0.4
Commercial loans                                           --         --               --         --
                                                   ----------      -----       ----------      -----
   Total loans                                        428,624      100.0%         419,822      100.0%
                                                                   =====                       =====
Deferred loan origination costs, net                    1,502                         767
Allowance for loan losses                              (2,442)                     (2,221)
                                                   ----------                  ----------
   Total loans, net                                $  427,684                  $  418,368
                                                   ==========                  ==========

      The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                                          At March 31,
                                                            ------------------------------------------------------------------------
                                                                    2006                      2005                      2004
                                                            --------------------      --------------------      --------------------
                                                              Amount     Percent        Amount     Percent        Amount     Percent
                                                            ---------    -------      ---------    -------      ---------    -------
                                                                                     (Dollars in thousands)
Fixed rate loans
Mortgage loans:
   One-to-four family                                       $ 266,961     36.0%       $ 252,140      44.9%      $ 251,916     52.5%
   Home equity lines of credit                                 33,317      4.5           20,260       3.6          30,922      6.4
   Multi-family                                                 8,076      1.1            9,727       1.7           8,472      1.8
   Commercial                                                  57,444      7.7           44,764       8.0          41,086      8.6
   Construction                                                30,455      4.1           17,416       3.1          13,723      2.9
                                                            ---------    -----        ---------     -----       ---------    -----
Total fixed-rate mortgage loans                               396,253     53.4          344,307      61.3         346,119     72.2
Consumer loans                                                  2,641      0.4            2,168       0.4           2,598      0.5
Commercial loans                                                3,700      0.6            2,663       0.5             798      0.2
                                                            ---------    -----        ---------     -----       ---------    -----
   Total fixed rate loans                                     402,594     54.4          349,138      62.2         349,515     72.9
                                                            ---------    -----        ---------     -----       ---------    -----
Adjustable rate loans
Mortgage loans:
   One-to-four family (1)                                     302,454     40.8          189,515      33.7         123,798     25.8
   Home equity lines of credit                                 21,132      2.8           21,792       3.9           4,263      0.9
   Multi-family                                                    48       --               80        --              --       --
   Commercial                                                   4,501      0.6              881       0.2           2,067      0.4
   Construction                                                 9,916      1.3               --        --              --       --
                                                            ---------    -----        ---------     -----       ---------    -----
     Total adjustable rate mortgage loans                     338,051     45.5          212,268      37.8         130,128     27.1
Commercial loans                                                1,278      0.1              269        --              --       --
                                                            ---------    -----        ---------     -----       ---------    -----
     Total adjustable rate loans                              339,329     45.6          212,537      37.8         130,128     27.1
                                                            ---------    -----        ---------     -----       ---------    -----
   Total loans                                                741,923    100.0%         561,675     100.0%        479,643    100.0%
                                                                         =====                      =====                    =====
Deferred loan origination costs, net                            2,975                     2,087                     1,524
Allowance for loan losses                                      (3,309)                   (3,011)                   (2,712)
                                                            ---------                 ---------                 ---------
   Total loans, net                                         $ 741,589                 $ 560,751                 $ 478,455
                                                            =========                 =========                 =========

                                                                             At March 31,
                                                            -----------------------------------------------
                                                                    2003                      2002
                                                            --------------------      ---------------------
                                                              Amount     Percent        Amount      Percent
                                                            ---------    -------      ---------     -------
Fixed rate loans
Mortgage loans:
   One-to-four family                                       $ 259,870      60.7%      $ 272,203      64.8%
   Home equity lines of credit                                 44,229      10.3          47,724      11.4
   Multi-family                                                 7,118       1.7           8,347       2.0
   Commercial                                                  27,109       6.3          23,296       5.6
   Construction                                                 4,117       0.9           3,733       0.9
                                                            ---------     -----       ---------     -----
Total fixed-rate mortgage loans                               342,443      79.9         355,303      84.7
Consumer loans                                                  1,551       0.4           1,469       0.3
Commercial loans                                                   --        --              --        --
                                                            ---------     -----       ---------     -----
   Total fixed rate loans                                     343,994      80.3         356,772      85.0
                                                            ---------     -----       ---------     -----
Adjustable rate loans
Mortgage loans:
   One-to-four family (1)                                      83,738      19.5          62,480      14.9
   Home equity lines of credit                                    135        --             165        --
   Multi-family                                                    --        --              --        --
   Commercial                                                     757       0.2             405       0.1
   Construction                                                    --        --              --        --
                                                            ---------     -----       ---------     -----
     Total adjustable rate mortgage loans                      84,630      19.7          63,050      15.0
Commercial loans                                                   --        --              --        --
                                                            ---------     -----       ---------     -----
     Total adjustable rate loans                               84,630      19.7          63,050      15.0
                                                            ---------     -----       ---------     -----
   Total loans                                                428,624     100.0%        419,822     100.0%
                                                                          =====                     =====
Deferred loan origination costs, net                            1,502                       767
Allowance for loan losses                                      (2,442)                   (2,221)
                                                            ---------                 ---------
   Total loans, net                                         $ 427,684                 $ 418,368
                                                            =========                 =========

----------
(1) These loans have fixed rates for initial terms of three, five, seven and ten years and then subsequent one year rate adjustment periods.

      Loan Maturity Schedule. The following table summarizes the contractual maturities of the Bank's loan portfolio at March 31, 2006. Loans with adjustable or renegotiable interest rates are shown as maturing in the period of the next regularly scheduled interest rate adjustment. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                                               Multi-family,
                              One-to-Four          Commercial                                  Consumer and
                               Family (1)           Mortgages            Construction           Commercial              Total
                          ------------------    ------------------    ------------------    -------------------   ------------------
                                    Weighted              Weighted              Weighted               Weighted             Weighted
                                     Average               Average               Average                Average              Average
                           Amount     Rate       Amount     Rate       Amount     Rate       Amount      Rate      Amount     Rate
                          --------  --------    --------  --------    --------  --------    --------   --------   --------  --------
                                                                    (Dollars in Thousands)
Due During the Years
Ending March 31,
2007 (2)                  $ 35,471    6.37%     $  4,910    6.93%     $ 35,709    7.47%     $  3,410     7.84%    $ 79,500    6.96%
2008                        22,294    4.69           377    6.22         4,662    7.58           135     9.75       27,468    5.22
2009                        38,325    4.85         2,700    7.41            --                   136    10.63       41,161    5.04
2010 to 2012               165,890    5.30        16,333    6.75            --                 1,084     7.17      183,307    5.45
2013 to 2016                92,723    5.67        20,440    6.97            --                 3,551     6.17      116,714    5.92
2017 to 2021               127,895    5.36        13,397    6.89            --                 1,644     6.13      142,936    5.51
2022 and following         141,266    6.44         3,788    6.82            --                 5,783     7.33      150,837    6.48
                          --------              --------              --------              --------              --------
     Total                $623,864    5.64%     $ 61,945    6.90%     $ 40,371    7.48%     $ 15,743     7.09%    $741,923    5.88%
                          ========              ========              ========              ========              ========

(1)   Includes home equity lines of credit

(2)   Includes demand loans having no stated maturity

      The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at March 31, 2006 that are contractually due after March 31, 2007.

                                                 Fixed     Adjustable    Total
                                                --------   ----------   --------
                                                         (In Thousands)
One-to-four family (1)                          $299,924    $288,469    $588,393
Commercial mortgages                              55,063       1,972      57,035
Construction                                       4,662          --       4,662
Multi-family, consumer and commercial             12,333          --      12,333
                                                --------    --------    --------
     Total                                      $371,982    $290,441    $662,423
                                                ========    ========    ========

(1)   Includes home equity lines of credit

      One-to-Four Family Residential Loans. The Bank's primary lending activity is the origination of one-to-four family residential mortgage loans secured by property located in the Bank's primary lending area. Generally, one-to-four family residential mortgage loans are made in amounts up to 95% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required for loans with a loan-to-value ratio over 80%. Generally, fixed-rate loans are originated for terms of up to 30 years. One-to-four family loans are offered with a monthly or bi-weekly payment feature. At March 31, 2006, $569.4 million or 76.8% of the Bank's loan portfolio, consisted of one-to-four family residential loans. Loans totaling $2.1 million (representing 8 loans) were nonperforming at that date. See "Nonperforming and Problem Assets."

      The Bank originates fixed-rate loans, and also offers adjustable-rate mortgage loans with a fixed rate for initial terms of three, five, seven and ten years and then subsequent one year rate adjustment periods. The adjustable-rate loans are also offered as an interest-only loan during the initial fixed-rate period. At March 31, 2006, $302.5 million or 53.1% of the Bank's one-to-four family residential loans were adjustable-rate loans, compared to $189.5 million or 42.9% at March 31, 2005. These amounts inclue interest-only loans of $90.1 million and $7.8 million at March 31, 2006 and 2005, respectively. Interest-only loans are subject to the same underwriting standards as our other adjustable-rate mortgage loans except that the value of the underlying collateral may not exceed 75% of the loan amount. The interest rate on adjustable-rate mortgage loans is indexed to the one year constant maturity Treasury bill. The Bank's adjustable-rate mortgage loans currently provide for maximum rate adjustments of 2.00% per year and 5.00% over the term of the loan. The Bank does not offer adjustable-rate mortgage loans with initial interest rates that are below market, referred to as "teaser rates." Residential adjustable-rate mortgage loans amortize over terms of up to 30 years.

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

      Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on the home equity line of credit for a limited period of time (up to nine years) after it is originated and may repay the outstanding balance over a term not to exceed 24 years from the date the line of credit is originated. Home equity lines of credit are generally underwritten under the same criteria that the Bank uses to underwrite one-to-four family fixed rate loans. Home equity lines of credit may be underwritten with a loan to value ratio of 80% when combined with the principal balance of the existing mortgage loan. The Bank appraises the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity line of credit. At the time we close a home equity line of credit, we file a mortgage to protect our security interest in the underlying collateral. At March 31, 2006, the outstanding balances of home equity lines of credit totaled $54.4 million, or 7.3% of the Bank's loan portfolio. Nonperforming home equity lines of credit totaled $809,000 at March 31, 2006.

      Commercial Mortgage Loans. At March 31, 2006, $61.9 million, or 8.3%, of the total loan portfolio consisted of commercial mortgage loans. Commercial mortgage loans are secured by office buildings, religious facilities and other commercial properties. The Bank generally originates fixed-rate commercial mortgage loans with maximum terms of up to 20 years. The maximum loan-to-value ratio of commercial mortgage loans is 75%. At March 31, 2006, the largest commercial mortgage loan had a principal balance of $5.9 million and was secured by a storage unit facility. As of March 31, 2006, there were no nonperforming commercial mortgage loans.

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

      Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled $8.1 million, or 1.1% of the total loan portfolio at March 31, 2006. Multi-family mortgage loans generally are secured by multi-family rental properties (including mixed-use buildings and walk-up apartments). At March 31, 2006, the Bank had 20 multi-family mortgage loans, the largest of which had a principal balance of $1.4 million. Multi-family mortgage loans generally are offered with both fixed and adjustable interest rates, although in the current interest rate environment the Bank has not recently originated adjustable rate multi-family loans. Multi-family loans are originated for terms of up to 30 years. There were no non-performing multi-family mortgage loans at March 31, 2006.

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

      Construction Lending. The Bank originates construction loans to local builders, generally with whom it has an established relationship, and to individuals who have a contract with a builder for the construction of their residence. Construction loans are disbursed as certain portions of the project are completed. The Bank's construction loans are secured by residential and commercial properties located in the Bank's market area. At March 31, 2006, the Bank had construction loans totaling $40.4 million, or 5.4% of total loans. There were no nonperforming construction loans at March 31, 2006.

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

      Construction loans are generally considered to involve a higher degree of risk than permanent mortgage loans because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct residential properties for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has attempted to minimize the foregoing risks by, among other things, generally requiring personal guarantees from the principals of its corporate borrowers.

      Consumer Lending. The Bank's consumer loans primarily consist of secured personal loans, passbook loans and home improvement loans. At March 31, 2006, consumer loans totaled $2.6 million, or 0.4% of the total loan portfolio. Non-performing consumer loans amounted to $9,000 at that date.

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

      Commercial loans generally have shorter terms and higher interest rates than mortgage loans, but involve greater credit risk than mortgage loans because of the nature of the underlying collateral. Commercial loans amounted to $5.0 million or 0.7% at the total loan portfolio at March 31, 2006. There were no nonperforming commercial loans at that date.

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

      The following table sets forth the Bank's loan originations, principal repayments and other portfolio activity for the periods indicated.

                                                                                             For the Year Ended March 31,
                                                                                ---------------------------------------------------
                                                                                   2006                 2005                 2004
                                                                                ---------            ---------            ---------
                                                                                                   (In Thousands)
Unpaid principal balances at beginning of year                                  $ 561,675            $ 479,643            $ 428,624
                                                                                ---------            ---------            ---------

Loans originated by type:
   Mortgage Loans:
     One-to-four family                                                           191,291              132,349              119,910
     Advances under home equity lines of credit                                    39,293               34,352               24,718
     Multi-family                                                                   1,230                3,196                1,500
     Commercial                                                                    19,804               12,488               19,836
     Construction                                                                  46,593               19,716               17,415
   Consumer loans                                                                   3,138                4,459                2,474
   Commercial loans                                                                 2,299                1,370                  800
                                                                                ---------            ---------            ---------
     Total loans originated                                                       303,648              207,930              186,653
                                                                                ---------            ---------            ---------

Principal repayments:
   Mortgage loans                                                                (117,737)            (118,406)            (134,205)
   Consumer and commercial loans                                                   (8,193)              (6,425)              (1,424)
                                                                                ---------            ---------            ---------
     Total principal repayments                                                  (125,930)            (124,831)            (135,629)
                                                                                ---------            ---------            ---------

Loan purchases:
   One-to-four family mortgage loans                                                2,532                   --                   --

Loan sales:
   One-to-four family mortgage loans                                                   --               (1,066)                  --

Charge-offs                                                                            (2)                  (1)                  (5)
                                                                                ---------            ---------            ---------
Unpaid principal balances at end of year                                          741,923              561,675              479,643

Deferred loan origination costs, net                                                2,975                2,087                1,524
Allowance for loan losses                                                          (3,309)              (3,011)              (2,712)
                                                                                ---------            ---------            ---------
Net loans at end of year                                                        $ 741,589            $ 560,751            $ 478,455
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

                                                                                            At March 31,
                                                                 ------------------------------------------------------------------
                                                                  2006           2005           2004           2003           2002
                                                                 ------         ------         ------         ------         ------
Nonaccrual loans:                                                                      (Dollars in Thousands)
   Mortgage loans:
     One-to-four family                                          $2,075         $  510         $1,359         $  449         $  690
     Home equity lines of credit                                    809             70            617             18             65
   Consumer loans                                                     9             --              5             10             --
                                                                 ------         ------         ------         ------         ------
     Total                                                        2,893            580          1,981            477            755

Real estate owned:
   One-to-four family properties                                     --             --             --             --            114
                                                                 ------         ------         ------         ------         ------

     Total non-performing assets                                  2,893         $  580          1,981            477            869
                                                                 ======         ======         ======         ======         ======

Ratios:
Nonperforming loans to total loans                                 0.39%          0.10%          0.41%          0.11%          0.18%

Nonperforming assets to total assets                               0.25%          0.06%          0.22%          0.06%          0.14%

      For the year ended March 31, 2006, gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $189,000. Interest amounts on such loans that were included in interest income totaled $63,000 for the year ended March 31, 2006.

      The following table sets forth certain information with respect to the Bank's loan portfolio delinquencies at the dates indicated.

                                                                         Loans Delinquent For:
                                                               -------------------------------------------
                                                                   60-89 days             90 Days and Over          Total
                                                               -------------------       -----------------     -----------------
                                                               Number       Amount       Number     Amount     Number     Amount
                                                               ------       ------       ------     ------     ------     ------
                                                                                       (Dollars in Thousands)
At March 31, 2006
   Mortgage loans:
     One-to-four-family                                           3         $  195          8       $2,075        11      $2,270
     Home equity lines of credit                                  2             40          4          809         6         849
   Consumer loans                                                 3              1         12            9        15          10
                                                                ---         ------        ---       ------       ---      ------
     Total                                                        8         $  236         24       $2,893        32      $3,129
                                                                ===         ======        ===       ======       ===      ======

At March 31, 2005
   Mortgage loans:
     One-to-four-family                                           6         $1,278          4       $  510        10      $1,788
     Home equity lines of credit                                  2             51          1           70         3         121
   Consumer loans                                                 4              2          -           --         4           2
                                                                ---         ------        ---       ------       ---      ------
     Total                                                       12         $1,331          5       $  580        17      $1,911
                                                                ===         ======        ===       ======       ===      ======

At March 31, 2004
   Mortgage loans:
     One-to-four-family                                           8         $1,412          6       $1,359        14      $2,771
     Home equity lines of credit                                 --             --          6          617         6         617
   Consumer loans                                                --             --          7            5         7           5
                                                                ---         ------        ---       ------       ---      ------
     Total                                                        8         $1,412         19       $1,981        27      $3,393
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

      In addition to the adverse classifications described above, the Bank separately classifies as "special mention" loans that are delinquent for between 60 and 89 days or loans that may be current but have a history of delinquent payments. At March 31, 2006, loans classified as special mention amounted to $2.2 million.

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

                                                                                          At March 31,
                                                              ----------------------------------------------------------------------
                                                               2006            2005            2004            2003            2002
                                                              ------          ------          ------          ------          ------
                                                                                         (In Thousands)
Substandard loans:
   One-to-four family (1)                                     $2,884          $  580          $1,976          $  467          $  755
   Consumer                                                        9              --              --              10              --

Doubtful loans:
   Consumer                                                       --              --               5              --              --
                                                              ------          ------          ------          ------          ------
Total classified loans                                         2,893             580           1,981             477             755

Real estate owned:
   Substandard                                                    --              --              --              --             114
                                                              ------          ------          ------          ------          ------
     Total classified assets                                  $2,893          $  580          $1,981          $  477          $  869
                                                              ======          ======          ======          ======          ======

----------
(1)   Includes home equity lines of credit.

Allowance for Loan Losses

      Management regularly reviews the Bank's loan portfolio and makes provisions for loan losses in amounts required to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles. All loan losses are charged to the allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating losses in the loan portfolio and that are both probable and estimable. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories, such as one-to-four family residential mortgages and home equity lines of credit (which represent a combined 84.1% of our total loans at March 31, 2006) are generally evaluated on an aggregate or "pool" basis. The Bank's allowance for loan losses is predominantly determined on a pool basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of our historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in our market area. The carrying values of loans are periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                                  For the Years Ended March 31,
                                                               -------------------------------------------------------------------
                                                                2006           2005           2004           2003           2002
                                                               -------        -------        -------        -------        -------
                                                                                     (Dollars in Thousands)
Balance at beginning of year                                   $ 3,011        $ 2,712        $ 2,442        $ 2,221        $ 2,047
                                                               -------        -------        -------        -------        -------

Provision for loan losses                                          300            300            275            275            175

Charge-offs:
   One-to-four family mortgage loans                                --             --             --            (54)           (15)
   Consumer loans                                                   (2)            (1)            (5)            --             --

Recoveries:
   One-to-four family mortgage loans                                --             --             --             --             14
                                                               -------        -------        -------        -------        -------
   Net charge-offs                                                  (2)            (1)            (5)           (54)            (1)
                                                               -------        -------        -------        -------        -------

Balance at end of year                                         $ 3,309        $ 3,011        $ 2,712        $ 2,442        $ 2,221
                                                               =======        =======        =======        =======        =======

Ratios:
Allowance for loan losses to nonperforming loans                114.38%        519.14%        136.90%        511.95%        294.17%
Allowance for loan losses to total loans                          0.45%          0.54%          0.57%          0.57%          0.53%

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                           March 31,
                            --------------------------------------------------------------------------------------------------------
                                          2006                                2005                               2004
                            ---------------------------------   ---------------------------------  ---------------------------------
                                                   Percent of                          Percent of                         Percent of
                                                    Loans in                            Loans in                           Loans in
                                          Loan        Each                    Loan        Each                   Loan        Each
                                        Balances    Category                Balances    Category               Balances    Category
                            Loan Loss      by       to Total    Loan Loss      by       to Total   Loan Loss      by       to Total
                            Allowance   Category      Loans     Allowance   Category      Loans    Allowance   Category      Loans
                            ---------   --------   ----------   ---------   --------   ----------  ---------   --------   ----------
                                                                      (Dollars in Thousands)
Mortgage loans:
   One-to-four family (1)    $  1,676   $623,864      84.1%      $  1,519   $483,707      86.1%     $  1,327   $410,899      85.6%
   Multi-family                   125      8,124       1.1            175      9,807       1.7           150      8,472       1.8
   Commercial                   1,020     61,945       8.3            960     45,645       8.2           935     43,153       9.0
   Construction                   198     40,371       5.4            150     17,416       3.1           100     13,723       2.9
Consumer                          105      2,641       0.4            125      2,168       0.4           150      2,598       0.5
Commercial                        185      4,978       0.7             82      2,932       0.5            50        798       0.2
                             --------   --------     -----       --------   --------     -----      --------   --------     -----
     Total                   $  3,309   $741,923     100.0%      $  3,011   $561,675     100.0%     $  2,712   $479,643     100.0%
                             ========   ========     =====       ========   ========     =====      ========   ========     =====

                                                                                     March 31,
                                               -------------------------------------------------------------------------------------
                                                                2003                                          2002
                                               ---------------------------------------        --------------------------------------
                                                                            Percent of                                    Percent of
                                                                              Loans                                         Loans
                                                                Loan         in Each                          Loan         in Each
                                               Loan Loss     Balances by   Category to        Loan Loss    Balances by   Category to
                                               Allowance      Category     Total Loans        Allowance     Category     Total Loans
                                               ---------     -----------   -----------        ---------    -----------   -----------
                                                                              (Dollars in Thousands)
Mortgage loans:
   One-to-four family (1)                       $  1,224      $387,972         90.6%           $  1,090     $382,572         91.1%
   Multi-family                                      150         7,118          1.7                 150        8,347          2.0
   Commercial                                        828        27,866          6.5                 741       23,701          5.6
   Construction                                       90         4,117          0.9                  90        3,733          0.9
Consumer                                             150         1,551          0.3                 150        1,469          0.4
Commercial                                            --            --           --                  --           --           --
                                                --------      --------        -----            --------     --------        -----
     Total                                      $  2,442      $428,624        100.0%           $  2,221     $419,822        100.0%
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

      The Bank's mortgage-backed securities portfolio (including collateralized mortgage obligations) had a carrying value of $205.4 million, or 17.6% of total assets at March 31, 2006. Of this amount, $113.0 million of mortgage-backed securities had adjustable rates of interest and $92.4 million had fixed rates of interest.

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

      We invest in CMOs as part of our overall investment and interest-rate risk management policies. The CMOs in our portfolio at March 31, 2006 were fixed-rate securities and, as a result, their fair value may decrease as interest rates increase. In addition, they are susceptible to faster than anticipated repayment speeds if the borrowers on the underlying mortgage loans prepay those loans. However, the CMO structure provides for more stability than the underlying pass-through mortgage pools in forecasting cash flows. As a result, they are a component of our cash management strategies.

      At March 31, 2006, the carrying value of the Bank's investment securities other than mortgage-backed securities included $98.9 million in U.S. Government and agency securities, GSE securities and municipal securities. These securities consisted of fixed rate Federal Home Loan Bank, Federal Farm Credit and Fannie Mae issues with maturities of 20 years or less, adjustable rate Small Business Administration participation certificates with contractual terms of up to 30 years and fixed rate local municipality issues with maturities of 20 years or less. The U.S. Government and Agency securities typically have call dates of six months to three years.

      At March 31, 2006, the Bank had invested $22.4 million in two mutual funds that provide a rate of return that adjusts daily. The first mutual fund, in which the Bank has a $15.6 million investment, is an adjustable rate mortgage fund that invests primarily in securities backed by or representing an interest in mortgages on residential properties meeting the definition of such assets for purposes of the qualified thrift lender test under Office of Thrift Supervision regulations. This fund is called the Asset Management Fund issued by Shay Asset Management. The second mutual fund, the CRA Fund, in which the Bank has a $6.8 million investment, invests in mortgage-backed securities, which are collateralized by mortgages on properties located in our primary lending area. The securities were purchased, as part of the Bank's ongoing interest rate risk management process, to provide interest earning liquid funds and an adjustable interest rate. In addition, the CRA Fund enables management to invest in mortgage-backed securities that are collateralized by mortgage loans in low- to moderate-income census tracts within our market area. These mutual funds were selected because the underlying securities bear similar risk characteristics as investments that the Bank purchases directly. These mutual funds provide the Bank with increased liquidity and also provide the Bank with a higher yield than other short-term earning assets such as federal funds. The securities underlying these funds are affected by changes in interest rates. In addition, the underlying securities in the CRA Fund and the Asset Management Fund are mortgage-related securities. Accordingly, these mutual funds are subject to many of the same risks that exist with the Bank's mortgage loans.

      A portion of the Bank's assets is also invested in federal funds sold and an interest-earning checking account at the Federal Home Loan Bank of New York. At March 31, 2006, $42.1 million, or 3.6% of total assets, was invested in such instruments.

      The following table sets forth the composition of the Company's securities classified as available for sale and other earning assets at the dates indicated.

                                                                                      At March 31,
                                                      ------------------------------------------------------------------------------
                                                               2006                       2005                         2004
                                                      ----------------------      ----------------------      ----------------------
                                                      Amortized       Fair        Amortized       Fair        Amortized       Fair
                                                        Cost          Value          Cost         Value         Cost          Value
                                                      ---------     --------      ---------     --------      ---------     --------
                                                                                (In Thousands)
Mortgage-backed securities
Adjustable rate:
  Pass-through securities
      Ginnie Mae                                      $ 45,187      $ 44,805      $ 68,750      $ 68,788      $ 87,849      $ 87,907
      Fannie Mae                                        19,823        19,348        28,653        28,324        38,085        38,362
      Freddie Mac                                        7,713         7,593        10,816        10,769        15,121        15,261
Fixed rate:
  Collateralized mortgage obligations                   64,945        61,920        86,076        83,594       102,989       103,034
  Pass-through securities
      Ginnie Mae                                           754           743         1,009         1,017         1,364         1,421
      Fannie Mae                                         4,299         4,046         5,243         5,060         6,274         6,290
      Freddie Mac                                        1,648         1,598         2,216         2,193         3,505         3,578
                                                       -------      --------       -------      --------       -------      --------
Total mortgage-backed securities                       144,369       140,053       202,763       199,745       255,187       255,853

U.S. Government agency securities                       53,688        52,011        55,058        53,644        59,546        59,781
Mutual fund investments                                 23,008        22,425        22,007        21,785        21,000        21,094
Municipal securities                                       866           966           860           980           854         1,002
                                                       -------      --------       -------      --------       -------      --------
  Total securities available for sale                  221,931      $215,455       280,688      $276,154       336,587      $337,730
                                                                    ========                    ========                    ========

Other earning assets
  Federal funds sold                                     1,000                       1,000                       1,000
  Other overnight deposits                              41,092                      30,095                      19,756
  FHLB stock                                             2,842                       5,738                       5,303
                                                      --------                    --------                    --------
       Total                                          $266,865                    $317,521                    $362,646
                                                      ========                    ========                    ========

      The following table sets forth the composition of the Company's securities classified as held to maturity at March 31, 2006 and March 31, 2005. The Company had no securities classified as held to maturity at March 31, 2004.

                                                                                At March 31,                     At March 31,
                                                                        --------------------------        --------------------------
                                                                                   2006                              2005
                                                                        --------------------------        --------------------------
                                                                        Amortized           Fair          Amortized           Fair
                                                                           Cost             Value            Cost             Value
                                                                        ---------         --------        ---------         --------
                                                                                              (In Thousands)
Adjustable rate mortgage-backed securities:
         Ginnie Mae                                                      $ 32,489         $ 31,960         $ 35,268         $ 35,080
         Fannie Mae                                                         7,528            7,573            2,339            2,344
         Freddie Mac                                                        1,184            1,162            1,577            1,556
Fixed rate collateralized mortgage obligations                             24,102           23,431           20,593           20,257
                                                                         --------         --------         --------         --------
Total mortgage-backed securities                                           65,303           64,126           59,777           59,237

U.S. Government and agency securities                                      45,943           45,284           19,712           19,491
                                                                         --------         --------         --------         --------
     Total securities held to maturity                                   $111,246         $109,410         $ 79,489         $ 78,728
                                                                         ========         ========         ========         ========

      The composition and contractual maturities of mortgage-backed securities and other debt securities at March 31, 2006 are indicated in the following table. The table does not reflect the impact of prepayments or redemptions which may occur.

                                                                                  More than One Year        More than Five Years
                                                         One Year or Less         through Five Years          through Ten Years
                                                      ---------------------     ----------------------     -----------------------
                                                                   Weighted                   Weighted                   Weighted
                                                      Amortized    Average      Amortized     Average      Amortized     Average
                                                        Cost        Yield          Cost        Yield          Cost        Yield
                                                      ---------    --------     ---------     --------     ---------     --------
                                                                                (Dollars in Thousands)
Available for sale:
Collateralized mortgage obligations                   $     --         --%       $     --         --%       $  5,504       3.70%
Mortgage-backed securities:
     Ginnie Mae                                              5       8.22              21       8.60              45       4.57
     Fannie Mae                                             --         --             282       7.03             369       5.42
     Freddie Mac                                           113       7.20           1,257       3.69             558       6.15
                                                      --------       ----        --------       ----        --------       ----
         Total mortgage-backed securities                  118       7.24           1,560       4.36           6,476       4.01

Other debt securities:
     U.S. Government and agency securities               6,500       2.30          37,372       3.25           3,148       3.92
     Municipal securities                                   --         --              --         --             336       5.78
                                                      --------       ----        --------       ----        --------       ----
          Total securities available for sale         $  6,618       2.39%       $ 38,932       3.29%       $  9,960       4.04%
                                                      ========       ====        ========       ====        ========       ====

Held to maturity:
Collateralized mortgage obligations                   $     --         --%       $  3,131       4.70%       $  5,935       4.37%
Mortgage-backed securities:
     Ginnie Mae                                             --         --              --         --              --         --
     Fannie Mae                                             --         --              --         --              --         --
     Freddie Mac                                            --         --              --         --              --         --
                                                      --------       ----        --------       ----        --------       ----
         Total mortgage-backed securities                   --         --           3,131       4.70           5,935       4.37

Other debt securities:
     U.S. Government and agency securities               4,000       3.46          37,582       3.86           3,496       4.76
                                                      --------       ----        --------       ----        --------       ----
          Total securities held to maturity           $  4,000       3.46%       $ 40,713       3.92%       $  9,431       4.51%
                                                      ========       ====        ========       ====        ========       ====


                                                        More than Ten Years                 Total Securities
                                                      -----------------------     ----------------------------------
                                                                    Weighted                                Weighted
                                                      Amortized     Average       Amortized      Fair       Average
                                                        Cost         Yield          Cost         Value       Yield
                                                      ---------     --------      --------     --------     --------
                                                                        (Dollars in Thousands)
Available for sale:
Collateralized mortgage obligations                    $ 59,441       4.11%       $ 64,945     $ 61,920       4.07%
Mortgage-backed securities:
     Ginnie Mae                                          45,870       4.59          45,941       45,548       4.59
     Fannie Mae                                          23,471       4.36          24,122       23,394       4.41
     Freddie Mac                                          7,433       4.73           9,361        9,191       4.70
                                                       --------       ----        --------     --------       ----
         Total mortgage-backed securities              $136,215       4.35        $144,369      140,053       4.33

Other debt securities:
     U.S. Government and agency securities                6,668       3.94          53,688       52,011       3.26
     Municipal securities                                   530       5.85             866          966       5.82
                                                       --------       ----        --------     --------       ----
          Total securities available for sale          $143,413       4.33%       $198,923     $193,030       4.05%
                                                       ========       ====        ========     ========       ====

Held to maturity:
Collateralized mortgage obligations                    $ 15,036       4.40%       $ 24,102     $ 23,431       4.43%
Mortgage-backed securities:
     Ginnie Mae                                          32,489       4.42          32,489       31,960       4.42
     Fannie Mae                                           7,528       4.66           7,528        7,573       4.66
     Freddie Mac                                          1,184       3.56           1,184        1,162       3.56
                                                       --------       ----        --------     --------       ----
         Total mortgage-backed securities                56,237       4.43          65,303       64,126       4.44

Other debt securities:
     U.S. Government and agency securities                  865       3.37          45,943       45,284       4.17
                                                       --------       ----        --------     --------       ----
          Total securities held to maturity            $ 57,102       4.41%       $111,246     $109,410       4.33%
                                                       ========       ====        ========     ========       ====

      The following table sets forth the activity in the Bank's  mortgage-backed
securities   portfolios  classified  as  available  for  sale  for  the  periods indicated.

                                                                                               Years Ended March 31,
                                                                                ---------------------------------------------------
                                                                                   2006                 2005                 2004
                                                                                ---------            ---------            ---------
                                                                                                   (In Thousands)
Amortized cost at beginning of year                                             $ 202,763            $ 255,187            $ 209,629
Purchases of mortgage-backed securities                                                --               20,639              135,683
Principal repayments                                                              (57,803)             (72,035)             (89,494)
Premium amortization and discount accretion, net                                     (591)              (1,028)                (631)
                                                                                ---------            ---------            ---------
Amortized cost at end of year                                                   $ 144,369            $ 202,763            $ 255,187
                                                                                =========            =========            =========

      The following table sets forth the activity in the Bank's mortgage-backed securities portfolios classified as held to maturity for the periods indicated. The Bank did not have any mortgage-backed securities classified as held to maturity at March 31, 2004 and there was no activity for such securities during that fiscal year.

                                                          Year Ended March 31,
                                                         ----------------------
                                                           2006          2005
                                                         --------      --------
                                                              (In Thousands)
Amortized cost at beginning of year                      $ 59,777      $     --
Purchases of mortgage-backed securities                    23,386        64,212
Principal repayments                                      (17,738)       (4,384)
Premium amortization and discount accretion, net             (122)          (51)
                                                         --------      --------
Amortized cost at end of year                            $ 65,303      $ 59,777
                                                         ========      ========

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money markets and other prevailing interest rates and competition. The variety of deposit accounts offered allows the Bank to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect the Bank's interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2006, $723.2 million, or 72.1% of the Bank's deposit accounts were certificates of deposit, of which $574.2 million have maturities of one year or less. The Bank anticipates that most of these certificates of deposit maturing within one year will remain with the Bank. However, should market interest rates continue to increase, the Bank's cost of funds may significantly increase or we may experience a significant loss of deposits.

      The following table sets forth the distribution of the Bank's deposit accounts by account type at the dates indicated.

                                                                                  At March 31,
                                           -----------------------------------------------------------------------------------------
                                                        2006                          2005                          2004
                                           ----------------------------- ----------------------------- -----------------------------
                                                                Weighted                      Weighted                      Weighted
                                                                 Average                       Average                       Average
                                             Amount    Percent    Rate     Amount    Percent    Rate     Amount    Percent    Rate
                                           ----------  -------  -------- ----------  -------  -------- ----------  -------  --------
                                                                             (Dollars in Thousands)
Transaction accounts and savings deposits:
     Savings and club accounts             $  129,640    12.9%    0.58%  $  150,455    18.1%    0.51%  $  148,231    20.9%    0.51%
     Money market accounts                     56,147     5.6     2.30       52,881     6.4     0.97       47,338     6.7     0.73
     NOW accounts                              74,308     7.4     0.75       61,357     7.4     0.35       54,616     7.7     0.24
     Commercial checking                       20,415     2.0       --       14,201     1.7       --       12,404     1.8       --
                                           ----------   -----            ----------   -----            ----------   -----
          Total                               280,510    27.9     0.93      278,894    33.6     0.54      262,589    37.1     0.47
                                           ----------   -----            ----------   -----            ----------   -----

Certificates of deposit maturing:
     Within one year                          574,166    57.2     3.70      260,659    31.3     2.30      321,473    45.4     1.87
     After one but within two years           105,274    10.5     4.08      199,952    24.0     3.15       40,517     5.7     2.66
     After two but within three years          13,334     1.3     3.74       59,822     7.2     3.60       56,753     8.0     3.09
     After three years                         30,407     3.1     4.44       32,441     3.9     4.23       26,998     3.8     4.24
                                           ----------   -----            ----------   -----            ----------   -----
          Total                               723,181    72.1     3.78      552,874    66.4     2.86      445,741    62.9     2.24
                                           ----------   -----            ----------   -----            ----------   -----

Total deposits                             $1,003,691   100.0%    2.73%  $  831,768   100.0%    1.90%  $  708,330   100.0%    1.58%
                                           ==========   =====            ==========   =====            ==========   =====

The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                Years Ended March 31,
                                   -------------------------------------------
                                       2006            2005           2004
                                   -----------     -----------     -----------
                                               (Dollars in Thousands)

Balance at beginning of year       $   831,768     $   708,330     $   604,260
Deposits                             1,409,109       1,185,147       1,033,069
Withdrawals                         (1,260,344)     (1,075,648)       (940,150)
Interest credited                       23,158          13,939          11,151
                                   -----------     -----------     -----------
Balance at end of year             $ 1,003,691     $   831,768     $   708,330
                                   ===========     ===========     ===========

Net increase during the year
  Amount                           $   171,923     $   123,438     $   104,070
  Percent                                 20.7%           17.4%           17.2%

      The following table indicates the amount of the Bank's certificates of deposits by time remaining until maturity as of March 31, 2006.

                                                                                     Maturity
                                                                -----------------------------------------------------
                                                                3 Months      Over 3 to 6    Over 6 to        Over 12
                                                                 or Less        Months       12 Months        Months          Total
                                                                --------      -----------    ---------       --------       --------
                                                                                         (In Thousands)
Certificates of deposit less than $100,000                      $147,711       $ 85,351       $188,446       $106,654       $528,162
Certificates of deposit of $100,000 or more (1)                   51,446         32,590         68,622         42,361        195,019
                                                                --------       --------       --------       --------       --------
Total of certificates of deposit                                $199,157       $117,941       $257,068       $149,015       $723,181
                                                                ========       ========       ========       ========       ========

----------
(1) The weighted average interest rates for these accounts, by maturity period, are 3.37% for 3 months or less; 3.83% for 3 to 6 months; 4.01% for 6 to 12 months; and 4.15% for over 12 months. The overall weighted average rate for accounts of $100,000 or more was 3.84%.

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

      The following  table sets forth certain  information  regarding the Bank's
borrowings  from  the  Federal  Home  Loan  Bank  under  securities   repurchase
agreements at the dates and for the periods indicated:

                                                                       At or for the
                                                                   Years Ended March 31,
                                                              -----------------------------
                                                               2006       2005       2004
                                                              -------    -------    -------
                                                                  (Dollars in Thousands)
Average principal balance outstanding                         $35,233    $37,268    $39,208
Maximum principal balance outstanding at any
   month end during the period                                 38,000     44,000     55,000
Principal balance outstanding at end of period                 28,000     38,000     35,000
Weighted average interest rate during the period                 3.95%      4.00%      3.81%
Weighted average interest rate at end of the period              4.33%      3.80%      3.93%

      The following table sets forth the maturity dates of the Bank's borrowings under securities repurchase agreements at the dates indicated.

                                  At March 31,
--------------------------------------------------------------------------------
          2006                        2005                        2004
------------------------    ------------------------    ------------------------
Maturity Date     Amount    Maturity Date     Amount    Maturity Date     Amount
-------------     ------    -------------     ------    -------------     ------
                             (Dollars in Thousands)

1/08(1)          $10,000    1/08(1)          $10,000    1/08(1)          $10,000
12/08(1)           5,000    12/08(1)           5,000    12/08(1)           5,000
3/07               7,000    6/05               3,000    3/05               6,000
3/08               6,000    3/06               7,000    3/06               7,000
                            3/07               7,000    3/07               7,000
                            3/08               6,000

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

Subsidiaries

      Sound Federal Savings has three active subsidiaries, Sound REIT, Inc., First Federal REIT, Inc. and Mamaroneck Advisors, Inc.

      In April 1999, Sound REIT, Inc. was incorporated as a special purpose real estate investment trust under New York law. First Federal REIT, Inc. was also formed as a real estate investment trust by Peekskill Financial Corporation ("Peekskill") prior to the acquisition of Peekskill in July 2000. On June 8, 2006, a plan of dissolution was adopted for First Federal REIT, Inc. The dissolution would result in the transfer of substantially all of the subsidiary's assets and liabilities to the Bank and, accordingly, would have an insignificant effect on the Company's consolidated financial statements. Sound REIT, Inc. and First Federal REIT, Inc. hold a portion of our mortgage-related assets.

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

Personnel

      As of March 31, 2006, the Bank employed 122 persons on a full-time basis and 12 persons on a part-time basis. None of the Bank's employees is represented by a collective bargaining group and management considers employee relations to be good.

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

      At March 31, 2006, Sound Federal Savings' capital exceeded all applicable requirements, and met the criteria for being considered "well-capitalized."

      Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2006, Sound Federal Savings was in compliance with the loans-to-one borrower limitations.

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

      A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At March 31, 2006, Sound Federal Savings maintained approximately 93.0% of its portfolio assets in qualified thrift investments.

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

      On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified deposit insurance fund (which occurred on March 31, 2006), an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the FDIC to issue regulations implementing the law and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

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

      Federal Home Loan Bank System. Sound Federal Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the

Federal Home Loan Bank of New York, Sound Federal Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of March 31, 2006, Sound Federal Savings was in compliance with this requirement.

Federal Reserve System

      The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2006, Sound Federal Savings was in compliance with these reserve requirements.

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

      Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's independent registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls over financial reporting. The Company has included in this Annual Report the management report on internal control over financial reporting and the report of the Company's independent registered public accounting firm.

Executive Officers of the Company

      Listed below is information, as of March 31, 2006, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                     Age     Position
----                     ---     --------

Bruno J. Gioffre          71     Chairman of the Board.

Richard P. McStravick     57     President and Chief Executive Officer.

Anthony J. Fabiano        45     Chief Financial Officer and Accounting Officer.

ITEM 1A. RISK FACTORS

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

      Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover inherent losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income.

      In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Fluctuations in interest rates could reduce our profitability.

      We realize income primarily from the difference between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. The interest rates on our assets and liabilities respond differently to changes in market interest rates, which means our interest-bearing liabilities may be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates change, this "gap" between the amount of interest-earning assets and interest-bearing liabilities that reprice in response to these interest rate changes may work against us, and our earnings may be negatively affected.

      We are unable to predict fluctuations in market interest rates, which are affected by, among other factors, changes in the following:

      o     inflation rates;

      o     business activity levels;

      o     money supply; and

      o     domestic and foreign financial markets.

      The value of our investment portfolio and the composition of our deposit base also are influenced by prevailing market conditions and interest rates. Our asset-liability management strategy, which is designed to mitigate the risk to us from changes in market interest rates, may not prevent changes in interest rates or securities market downturns, from reducing deposit outflow or from having a material adverse effect on our results of operations, our financial condition or the value of our investments.

Our business is subject to the performance of the local economies in which we operate.

      Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. In addition, the economies of the communities in which we operate depend substantially on the growth of the Westchester County, New York and Fairfield County, Connecticut economy. To the extent that economic conditions in Westchester County, New York and Fairfield County, Connecticut are unfavorable or do not continue to grow as projected, the economies in our market areas would be adversely affected. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

      In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, revenues, results of operations and financial condition.

Adverse  events  in  Westchester   County,   New  York  and  Fairfield   County,
Connecticut, where our business is concentrated, could adversely affect our results and future growth.

      Our business, the location of our branches and the real estate collateralizing our commercial real estate loans are concentrated in Westchester County, New York and Fairfield County, Connecticut. As a result, we are exposed to geographic risks. The occurrence of an economic downturn in Westchester County, New York and Fairfield County, Connecticut could affect our credit quality, our financial condition or results of operations.

We may not be able to successfully maintain and manage continued growth.

      We cannot be certain as to our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of non-performing assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect our efficiency ratio, earnings and shareholder return. In particular, we rely on allocating and retaining experienced lenders to maintain our loan origination capability. Increases in operating expenses or non-performing assets may have an adverse effect on our earnings and on the value of our common stock.

We operate in a very competitive banking market.

      The area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits and investment dollars with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than we do, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

We operate in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

      We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by savings banks and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

            None

ITEM 2. PROPERTIES

      The following table provides certain information with respect to the Bank's offices at March 31, 2006. The net book value for leased properties represents the amortized cost of leasehold improvements.

                                                 Leased or Owned,           Year Acquired         Net Book Value
           Location                           Lease Expiration Date           or Leased          of Real Property
-----------------------------------------------------------------------------------------------------------------
                                                                                                  (In Thousands)
Corporate Office                                     Leased                      2003                 $ 57
1311 Mamaroneck Avenue                              4/1/2010
White Plains, New York 10605

Branch Office                                        Owned                       1954                  462
300 Mamaroneck Avenue
Mamaroneck, New York 10543

Branch Office                                        Owned                       1961                  495
389 Halstead Avenue
Harrison, New York 10528

Branch Office                                        Owned                       1972                  959
115 South Ridge Street
Rye Brook, New York 10573

Branch Office                                        Leased                      1998                   99
180 South Main Street                              12/31/2006
New City, New York 10956

Branch Office                                        Leased                      1998                  149
100 East Putnam Avenue                             11/30/2008
Cos Cob, Connecticut 06807

Branch Office                                        Owned                       2000                  404
1019 Park Street
Peekskill, New York 10566

Branch Office                                        Leased                      2000                   38
1961 Commerce Street                               12/31/2012
Yorktown Heights, New York 10598

Branch Office                                        Leased                      2000                  596
Cortland Town Center                               10/14/2017
Mohegan Lake, New York 10547

Branch Office                                        Leased                                             12
88 Fourth Street                                    2/8/2009                     2001
New Rochelle, New York 10801

Branch Office                                        Leased                                            192
Somers Commons                                     5/31/2022                     2001
Baldwin Place, New York 10589

Branch Office                                        Leased                      2003                  268
599 Newfield Avenue                                6/30/2008
Stamford, Connecticut 06905

Branch Office                                        Leased                      2004                   35
247 Federal Road                                   4/19/2009
Brookfield, Connecticut 06804

Branch Office                                        Leased                      2004                  445
Shoprite Shopping Center                           8/12/2014
Carmel, New York 10512

Branch Office                                        Leased                      2004                  266
146 Greenwood Avenue                              10/15/2014
Bethel, Connecticut 06801

      The total net book value of the Bank's premises, land and equipment was approximately $5.5 million at March 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

      Although the Company is involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company presently is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (a) The Company's common stock is traded on the Nasdaq National Market under the symbol "SFFS." At March 31, 2006, the common stock was held by approximately 1,961 stockholders of record. Market prices and dividends for the indicated fiscal quarter were as follows:

                                   Market Price
          -----------------------------------------------------------
             Quarter Ended               High       Low     Dividends
          -----------------------------------------------------------
          June 30, 2004               $ 15.00    $ 12.51    $  0.06
          September 30, 2004            14.78      12.67       0.06
          December 31, 2004             16.25      13.99       0.06
          March 31, 2005                16.23      14.75       0.06
          June 30, 2005                 16.70      15.15      0.065
          September 30, 2005            17.04      15.85      0.070
          December 31, 2005             20.23      15.85      0.075
          March 31, 2006                20.59      18.23      0.075

      (b) None.

      (c) Issuer purchases of equity securities during the quarter ended March 31, 2006 are as follows:

                                                                             Total number of shares        Maximum number of
                                                                          purchased under a publicly    shares that may yet be
                                 Total number of    Average price paid     announced repurchase plan        purchased under
                                shares purchased         per share                    (1)                 repurchase plan(1)
                                ----------------    ------------------    --------------------------    ----------------------
January 1 - January 31                 --                   --                        --                        321,544
February 1 - February 28               --                   --                        --                        321,544
March 1 - March 31                     --                   --                        --                        321,544

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation and concluded that the Company's disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-14(c) and
15d-14(c)) as of March 31, 2006 are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required by the Securities and Exchange Commission's rules and forms.

      There were no significant changes made in the Company's internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      The Management Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm are incorporated herein by reference to the Company's Annual Report to Stockholders.

ITEM 9B. Other Information

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement to be filed within 120 days from the Company's fiscal year end (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning the Company's executive officers.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      The financial statements, financial statement schedules and exhibits filed as a part of this Form 10-K are as follows:

      (a)(1) Financial Statements

            o     Report of Independent Registered Public Accounting Firm

            o     Consolidated Balance Sheets at March 31, 2006 and 2005

            o     Consolidated  Statements  of Income for the Years  Ended March
                    31, 2006, 2005 and 2004

            o     Consolidated Statements of Changes in Stockholders' Equity for
                    the Years Ended March 31, 2006, 2005 and 2004

            o     Consolidated  Statements  of Cash  Flows for the  Years  Ended
                    March 31, 2006, 2005 and 2004

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

            4. Stock certificate of Sound Federal Bancorp (Incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-99767) Exhibit 4 (filed on November 5,
                  2002))

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

            10.7 Non-qualified Supplemental Executive Retirement Agreement for Richard P. McStravick (Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2004)

            10.8 Non-qualified Supplemental Executive Retirement Agreement for Anthony J. Fabiano (Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2004)

            10.9  Amended  and  Restated  Non-qualified  Supplemental  Executive
                  Retirement   Agreement   (Incorporated  by  reference  to  the
                  Company's Form 8-K dated December 8, 2005)

            10.10 Employment Agreement with Richard McStravick  (Incorporated by reference to the Company's Form 8-K dated December 8, 2005)

            10.11 Employment Agreement with Anthony J. Fabiano  (Incorporated by reference to the Company's Form 8-K dated December 8, 2005)

            13    2006 Annual Report to Stockholders

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

                                           SOUND FEDERAL BANCORP, INC.

Date: June 13, 2006                        /s/ Richard P. McStravick
                                           -------------------------------------
                                           Richard P. McStravick
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard P. McStravick                By: /s/ Bruno J. Gioffre
    ---------------------------------            -------------------------------
    Richard P. McStravick, President,            Bruno J. Gioffre, Chairman of
    Chief Executive Officer and                  the Board
    Director (Principal Executive
    Officer)

Date: June 13, 2006                          Date: June 13, 2006

By: /s/ Anthony J. Fabiano                   By: /s/ Roberta I. Bernhardt
    ---------------------------------            -------------------------------
    Anthony J. Fabiano, Chief Financial          Roberta I. Bernhardt, Director
    Officer and Accounting Officer

Date: June 13, 2006                          Date: June 13, 2006

By: /s/ Joseph Dinolfo                       By: /s/ Donald H. Heithaus
    ---------------------------------            -------------------------------
    Joseph Dinolfo, Director                     Donald H. Heithaus, Director

Date: June 13, 2006                          Date: June 13, 2006

By: /s/ Joseph A. Lanza                      By: /s/ Eldorus Maynard
    ---------------------------------            -------------------------------
    Joseph A. Lanza, Director                    Eldorus Maynard, Director

Date: June 13, 2006                          Date: June 13, 2006

By: /s/ James Staudt                         By: /s/ Samuel T. Telerico
    ---------------------------------            -------------------------------
    James Staudt, Director                       Samuel T. Telerico, Director

Date: June 13, 2006                          Date: June 13, 2006